Form 10-Q
period 2012-06-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2012-08-06
CIK 351077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, No Par Value	40,506,288 Shares

Citizens Republic Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

Citizens Republic Bancorp, Inc.

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Cash and due from banks	$145,432	$153,418	$145,126
Money market investments	203,861	313,632	176,847
Investment Securities:
Securities available for sale, at fair value	1,480,290	1,312,733	1,368,530
Securities held to maturity, at amortized cost (fair value of $1,349,429, $1,487,550 and $1,489,461, respectively)	1,296,164	1,444,054	1,482,787

Total investment securities	2,776,454	2,756,787	2,851,317
FHLB and Federal Reserve stock	122,123	117,943	125,635
Portfolio loans:
Commercial and industrial	1,711,411	1,543,529	1,349,803
Commercial real estate	1,417,409	1,544,361	1,722,242

Total commercial	3,128,820	3,087,890	3,072,045
Residential mortgage	588,144	637,245	708,164
Direct consumer	881,070	933,314	978,319
Indirect consumer	923,714	871,086	869,109

Total portfolio loans	5,521,748	5,529,535	5,627,637
Less: Allowance for loan losses	(136,120)	(172,726)	(206,292)

Net portfolio loans	5,385,628	5,356,809	5,421,345
Loans held for sale	14,518	10,402	19,515
Premises and equipment	93,646	97,970	100,596
Goodwill	318,150	318,150	318,150
Other intangible assets	6,305	7,428	8,848
Bank owned life insurance	221,965	220,280	218,854
Other assets	382,411	110,030	109,397

Total assets	$9,670,493	$9,462,849	$9,495,630

Liabilities
Noninterest-bearing deposits	$1,796,531	$1,614,311	$1,486,970
Interest-bearing demand deposits	1,025,305	951,590	917,522
Savings deposits	2,607,718	2,627,665	2,592,176

Core deposits	5,429,554	5,193,566	4,996,668
Time deposits	1,858,155	2,201,375	2,448,035

Total deposits	7,287,709	7,394,941	7,444,703
Federal funds purchased and securities sold under agreements to repurchase	39,169	40,098	43,244
Other short-term borrowings	—	—	680
Other liabilities	154,718	154,088	146,169
Long-term debt	853,042	854,185	881,112

Total liabilities	8,334,638	8,443,312	8,515,908
Shareholders’ Equity
Preferred stock - no par value
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 6/30/12, 12/31/11, and 6/30/11, redemption value of $300 million	288,723	285,114	281,642
Common stock - no par value
Authorized - 105,000,000 shares at 6/30/12,12/31/11, and 6/30/11; Issued and outstanding - 40,174,721 at 6/30/12, 40,049,198 at 12/31/11 and 40,039,657 at 6/30/11	1,435,920	1,434,803	1,433,094
Retained deficit	(378,520)	(694,560)	(734,091)
Accumulated other comprehensive (loss) income	(10,268)	(5,820)	(923)

Total shareholders’ equity	1,335,855	1,019,537	979,722

Total liabilities and shareholders’ equity	$9,670,493	$9,462,849	$9,495,630

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Interest Income
Interest and fees on loans	$73,950	$77,677	$148,829	$158,388
Interest and dividends on investment securities:
Taxable	16,013	20,546	33,322	40,156
Tax-exempt	2,199	2,713	4,453	5,799
Dividends on FHLB and Federal Reserve stock	1,151	1,044	2,291	2,169
Money market investments	114	249	329	502

Total interest income	93,427	102,229	189,224	207,014

Interest Expense
Deposits	9,367	15,042	20,464	31,417
Short-term borrowings	13	19	31	37
Long-term debt	8,367	9,562	16,931	19,340

Total interest expense	17,747	24,623	37,426	50,794

Net Interest Income	75,680	77,606	151,798	156,220
Provision for loan losses	5,299	17,596	13,696	106,320

Net interest income after provision for loan losses	70,381	60,010	138,102	49,900

Noninterest Income
Service charges on deposit accounts	9,355	9,753	18,340	19,182
Trust fees	3,582	3,811	7,184	7,734
Mortgage and other loan income	1,952	1,883	3,810	4,825
Brokerage and investment fees	1,331	1,533	2,654	2,641
Card-based and other nondeposit fees	4,444	4,394	8,709	8,387
Net gains on loans held for sale	6	1,179	923	73
Investment securities gains (losses)	—	(993)	—	(1,376)
Other income	1,675	1,765	4,965	5,002

Total noninterest income	22,345	23,325	46,585	46,468
Noninterest Expense
Salaries and employee benefits	32,801	31,265	66,099	62,283
Occupancy	6,140	6,047	12,837	13,609
Professional services	2,465	2,407	4,488	4,626
Equipment	2,904	2,841	6,206	5,893
Data processing services	3,721	4,247	7,769	8,599
Advertising and public relations	1,708	1,802	3,043	2,371
Postage and delivery	1,119	1,120	2,218	2,236
Other loan expenses	3,266	3,314	6,452	8,569
(Gains) losses on other real estate (ORE)	(173)	1,355	(559)	10,477
ORE expenses	266	1,029	716	2,797
Intangible asset amortization	545	778	1,123	1,606
Other expense	11,577	13,239	23,047	28,034

Total noninterest expense	66,339	69,444	133,439	151,100

Income (Loss) before Income Taxes	26,387	13,891	51,248	(54,732)
Income tax benefit	(276,789)	(10,266)	(276,789)	(10,211)

Net Income (Loss)	303,176	24,157	328,037	(44,521)
Dividend on redeemable preferred stock	(6,042)	(5,701)	(11,997)	(11,328)

Net Income (Loss) Attributable to Common Shareholders	$297,134	$18,456	$316,040	$(55,849)

Net Income (Loss) Per Common Share:
Basic	$7.35	$0.46	$7.84	$(1.42)
Diluted	7.35	0.46	7.84	(1.42)
Average Common Shares Outstanding:
Basic	39,472	39,417	39,459	39,412
Diluted	39,472	39,417	39,459	39,412

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net Income (Loss)	$303,176	$24,157	$328,037	$(44,521)
Other comprehensive income
Unrealized (loss) gain on securities available for sale	(2,761)	6,199	3,057	13,679
Unrealized gain on securities transferred from available for sale to held to maturity	—	18,510	—	18,510
Amortization of unrealized gain on securities transferred to held to maturity	(1,887)	(150)	(3,856)	(212)
Unrealized loss on qualifying cash flow hedges, net of change and reclassifications	(6,061)	(848)	(6,045)	(2,388)

Other comprehensive (loss) income, before income taxes	(10,709)	23,711	(6,844)	29,589
Income tax (benefit) provision related to other comprehensive income items	(2,396)	10,356	(2,396)	10,356

Other comprehensive (loss) income	(8,313)	13,355	(4,448)	19,233

Comprehensive income (loss)	$294,863	$37,512	$323,589	$(25,288)

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Citizens Republic Bancorp, Inc.

(in thousands)	Preferred Stock	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

		Shares	Amount
Balance at December 31, 2011	$285,114	40,049	$1,434,803	$(694,560)	$(5,820)	$1,019,537
Comprehensive income, net of tax:
Net income				328,037		328,037
Other comprehensive loss, net of tax effect of $2,396					(4,448)	(4,448)

Total comprehensive income						323,589
Accretion of preferred stock discount	3,609			(3,609)		—
Accrued dividend on redeemable preferred stock				(8,388)		(8,388)
Proceeds from restricted stock activity		151	—			—
Recognition of stock-based compensation			1,516			1,516
Shares purchased		(25)	(399)			(399)

Balance at June 30, 2012	$288,723	40,175	$1,435,920	$(378,520)	$(10,268)	$1,335,855

Balance at December 31, 2010	$278,300	39,635	$1,431,829	$(678,242)	$(20,156)	$1,011,731
Comprehensive income, net of tax:
Net loss				(44,521)		(44,521)
Other comprehensive income, net of tax effect of ($10,356)					19,233	19,233

Total comprehensive loss						(25,288)
Accretion of preferred stock discount	3,342			(3,342)		—
Accrued dividend on redeemable preferred stock				(7,986)		(7,986)
Proceeds from restricted stock activity		406	—			—
Recognition of stock-based compensation			1,277			1,277
Shares purchased		(1)	(12)			(12)

Balance at June 30, 2011	$281,642	40,040	$1,433,094	$(734,091)	$(923)	$979,722

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

Citizens Republic Bancorp, Inc.

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Activities:
Net income (loss)	$328,037	$(44,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	13,696	106,320
Net (increase) decrease in current and deferred income taxes	(286,126)	145
Depreciation and amortization	5,239	5,651
Amortization of intangibles	1,123	1,606
Amortization and fair value adjustments of purchase accounting mark to market, net	(2,070)	(2,781)
Fair value adjustment on loans held for sale and other real estate	1,046	6,945
Net amortization on investment securities	19,320	8,567
Investment securities losses	—	1,376
Loans originated for sale	(92,419)	(82,171)
Proceeds from loans held for sale	89,252	94,208
Net gains from loan sales	(2,091)	(2,071)
Net (gains) losses on other real estate	(1,609)	3,474
Recognition of stock-based compensation expense	1,516	1,277
Other	(6,162)	(12,236)

Net cash provided by operating activities	68,752	85,789
Investing Activities:
Net decrease in money market investments	109,771	232,232
Securities available for sale:
Proceeds from sales	2,500	7,819
Proceeds from maturities and payments	186,859	302,469
Purchases	(365,843)	(528,486)
Securities held to maturity:
Proceeds from maturities and payments	136,374	17,133
Purchases	—	(85,407)
Net (increase) decrease in loans and leases	(43,587)	392,776
Proceeds from sales of other real estate	6,710	25,329
Net increase in properties and equipment	(916)	(1,533)

Net cash provided by investing activities	31,868	362,332
Financing Activities:
Net decrease in deposits	(107,233)	(282,131)
Net (decrease) increase in short-term borrowings	(929)	1,605
Principal reductions in long-term debt	(45)	(150,042)
Shares purchased	(399)	(12)

Net cash used in financing activities	(108,606)	(430,580)

Net (decrease) increase in cash and due from banks	(7,986)	17,541
Cash and due from banks at beginning of period	153,418	127,585

Cash and due from banks at end of period	$145,432	$145,126

Supplemental Cash Flow Information:
Interest paid	$36,411	$49,675
Income tax paid, net	5,100	3,000

Supplemental Disclosures of noncash items
Securities transferred to held to maturity from available for sale	—	943,092
Properties transferred to other real estate owned	—	1,347
Loans transferred to other real estate owned	3,310	8,707
Loans transferred to held for sale	13,801	78,503
Held for sale loans transferred to other real estate	—	486
Accretion of preferred stock discount	3,609	3,342
Accrued dividend on redeemable preferred stock	8,388	7,986

See notes to consolidated financial statements.

Part I – Financial Information

Item 1 – Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Citizens Republic Bancorp, Inc.

Note 1. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens”, the “Company”, or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2011 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the Consolidated Financial Statements and footnotes included in Citizens’ 2011 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.

The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the Consolidated Financial Statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003, with respect to which there remain $48.7 million and $25.8 million in aggregate liquidation amounts outstanding, respectively, as of June 30, 2012. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred security holders, and consequently the Corporation is not exposed to loss related to these VIEs.

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

Note 2. Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities follow.

	June 30, 2012				December 31, 2011
	Amortized Cost	Estimated Fair Value	Gross Unrealized		Amortized Cost	Estimated Fair Value	Gross Unrealized
(in thousands)			Gains	Losses			Gains	Losses

Securities available for sale:
Collateralized mortgage obligations	$332,865	$337,563	$6,918	$2,220	$364,262	$365,302	$6,811	$5,771
Mortgage-backed	989,136	1,028,455	39,319	—	784,476	823,852	39,408	32
State and municipal	107,642	113,986	6,461	117	116,411	123,308	7,019	122
Other	286	286	52	52	280	271	24	33

Total available for sale	$1,429,929	$1,480,290	$52,750	$2,389	$1,265,429	$1,312,733	$53,262	$5,958

Securities held to maturity:
Collateralized mortgage obligations(1)	$321,477	$329,279	$7,802	$—	$350,160	$356,031	$5,871	$—
Mortgage-backed(1)	872,552	910,595	38,043	—	988,930	1,018,765	29,883	48
State and municipal	102,135	109,555	7,420	—	104,964	112,754	7,836	46

Total held to maturity	$1,296,164	$1,349,429	$53,265	$—	$1,444,054	$1,487,550	$43,590	$94

FHLB and Federal Reserve stock	$122,123	$122,123	$—	$—	$117,943	$117,943	$—	$—

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.

Securities with amortized cost of $590.7 million at June 30, 2012 and $665.8 million at December 31, 2011 were pledged to secure public deposits, repurchase agreements and other liabilities.

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

The amortized cost and estimated fair value of debt securities by maturity are shown below.

	June 30, 2012
	Amortized	Estimated Fair
(in thousands)	Cost	Value
Securities available for sale:
State and municipal
Contractual maturity within one year	$12,527	$12,684
After one year through five years	14,914	15,494
After five years through ten years	60,570	64,614
After ten years	19,631	21,194

Subtotal	107,642	113,986
Collateralized mortgage obligations and mortgage-backed	1,322,001	1,366,018
Other	286	286

Total available for sale	$1,429,929	$1,480,290

Securities held to maturity:
State and municipal
Contractual maturity within one year	$1,426	$1,445
After one year through five years	10,728	11,361
After five years through ten years	60,244	64,250
After ten years	29,737	32,499

Subtotal	102,135	109,555
Collateralized mortgage obligations and mortgage-backed	1,194,029	1,239,874

Total held to maturity	$1,296,164	$1,349,429

A total of 38 securities had unrealized losses at June 30, 2012, compared with 45 securities as of December 31, 2011. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows.

	Less than 12 Months		More than 12 Months		Total
June 30, 2012	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$34,643	$272	$37,079	$1,948	$71,722	$2,220
Mortgage-backed	—	—	115	—	115	—
State and municipal	251	1	972	116	1,223	117
Other	—	—	147	52	147	52

Total available for sale	$34,894	$273	$38,313	$2,116	$73,207	$2,389

	Less than 12 Months		More than 12 Months		Total
December 31, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$56,326	$2,858	$20,097	$2,913	$76,423	$5,771
Mortgage-backed	26,016	31	122	1	26,138	32
State and municipal	1,191	27	1,062	95	2,253	122
Other	—	—	234	33	234	33

Total available for sale	$83,533	$2,916	$21,515	$3,042	$105,048	$5,958

Securities held to maturity:
Mortgage-backed	$9,093	$48	$—	$—	$9,093	$48
State and municipal	—	—	950	46	950	46

Total held to maturity	$9,093	$48	$950	$46	$10,043	$94

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of June 30, 2012, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statements of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, legislation or other previously mentioned criteria.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At June 30, 2012, the whole loan CMOs had a market value of $71.7 million with gross unrealized losses of $2.2 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the June 30, 2012 credit review demonstrated no material degradation in the holdings.

Citizens has determined there is no other-than-temporary impairment at June 30, 2012.

Citizens maintains several nonqualified deferred compensation plans for its executive officers, senior management, and directors permitting the deferral of a portion of compensation. Citizens obligation under the plans represents an unsecured promise to pay benefits in the future. Changes in this obligation are recognized as salaries and employee benefits expense in the Consolidated Statements of Operations. In the event of bankruptcy or insolvency, assets of the plans would be available to satisfy the claims of general creditors. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The assets held by the plans as well as the corresponding obligations were $8.8 million and $8.5 million at June 30, 2012 and December 31, 2011, respectively. The assets of the plans are classified as trading securities and are carried at fair value within Other Assets in the Consolidated Balance Sheets. Realized and unrealized gains and losses from plan assets are recorded in Other Income in the Consolidated Statements of Operations. Realized gains of $0.5 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, were recognized during the period for trading assets as of the report date.

No security sales were completed during 2012. During the second quarter of 2011, Citizens completed sales of available for sale securities with an amortized cost of $6.4 million, recording a net loss of $1.0 million. Citizens completed sales of available for sale securities with an amortized cost of $9.2 million during the first six months ended June 30, 2011, recording a net loss of $1.4 million.

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

Past Due Loans, Nonaccrual Loans and Nonperforming Assets. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when the collection of principal or interest, in full, is considered doubtful or payment of principal or interest is past due 90 days or more. When loans are placed on nonaccrual status, all interest previously accrued but unpaid is reversed against current year interest income. Cash collected on nonaccrual loans is generally applied to outstanding principal. Loans are normally restored to accrual status if and when interest and principal payments are current, it is believed that the financial condition of the borrower has improved to the extent that future principal and interest payments will be met on a timely basis, and the borrower has maintained the loan in a current status for a period of not less than six months. Nonperforming assets are comprised of nonaccrual loans, loans past due over 90 days and still accruing interest, nonperforming loans held for sale, and other repossessed assets acquired.

The following tables provide a summary of loans by class, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

	June 30, 2012
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$—	$—	$326	$326	$4,793	$5,119
Land development	—	—	3	3	7,003	7,006
Construction	—	—	—	—	4,591	4,591
Income producing	1,519	—	19,408	20,927	782,619	803,546
Owner-occupied	936	—	18,187	19,123	578,024	597,147

Total commercial real estate	2,455	—	37,924	40,379	1,377,030	1,417,409
Commercial and industrial	51	58	15,482	15,591	1,413,064	1,428,655
Small business(1)	1,514	—	6,194	7,708	275,048	282,756

Total commercial	4,020	58	59,600	63,678	3,065,142	3,128,820

Residential mortgage	7,731	—	13,474	21,205	566,939	588,144
Direct consumer	12,396	1	9,263	21,660	859,410	881,070
Indirect consumer	8,504	—	1,875	10,379	913,335	923,714

Total consumer	28,631	1	24,612	53,244	2,339,684	2,392,928

Total financing receivables	$32,651	$59	$84,212	$116,922	$5,404,826	$5,521,748

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$21	$—	$—	$21	$6,521	$6,542
Land development	—	—	213	213	12,891	13,104
Construction	—	—	150	150	5,697	5,847
Income producing	2,508	—	21,171	23,679	890,076	913,755
Owner-occupied	2,345	—	23,798	26,143	578,970	605,113

Total commercial real estate	4,874	—	45,332	50,206	1,494,155	1,544,361
Commercial and industrial	212	766	10,633	11,611	1,235,180	1,246,791
Small business(1)	2,242	—	6,313	8,555	288,183	296,738

Total commercial	7,328	766	62,278	70,372	3,017,518	3,087,890

Residential mortgage	9,544	—	11,312	20,856	616,389	637,245
Direct consumer	17,810	4	12,115	29,929	903,385	933,314
Indirect consumer	13,067	—	953	14,020	857,066	871,086

Total consumer	40,421	4	24,380	64,805	2,376,840	2,441,645

Total financing receivables	$47,749	$770	$86,658	$135,177	$5,394,358	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	June 30, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans

Land hold	$571	$—	$167	$738	$6,688	$7,426
Land development	—	—	379	379	22,128	22,507
Construction	1,722	—	559	2,281	5,830	8,111
Income producing	1,597	—	20,180	21,777	997,774	1,019,551
Owner-occupied	6,524	—	21,169	27,693	636,954	664,647

Total commercial real estate	10,414	—	42,454	52,868	1,669,374	1,722,242
Commercial and industrial	838	1,598	15,906	18,342	1,019,415	1,037,757
Small business(1)	2,799	—	5,089	7,888	304,158	312,046

Total commercial	14,051	1,598	63,449	79,098	2,992,947	3,072,045

Residential mortgage	11,564	—	30,693	42,257	665,907	708,164
Direct consumer	20,393	6	13,944	34,343	943,976	978,319
Indirect consumer	10,681	—	1,281	11,962	857,147	869,109

Total consumer	42,638	6	45,918	88,562	2,467,030	2,555,592

Total financing receivables	$56,689	$1,604	$109,367	$167,660	$5,459,977	$5,627,637

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Loans not meeting the criteria above are considered to be pass rated loans. Commercial loans by risk category of class follow.

	June 30, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$2,089	$763	$2,267	$—	$5,119
Land development	6,587	210	209	—	7,006
Construction	4,591	—	—	—	4,591
Income producing	549,814	152,022	100,433	1,277	803,546
Owner-occupied	479,699	66,631	49,864	953	597,147

Total commercial real estate	1,042,780	219,626	152,773	2,230	1,417,409
Commercial and industrial	1,252,111	133,186	43,155	203	1,428,655
Small business(1)	241,843	18,634	22,208	71	282,756

Total commercial	$2,536,734	$371,446	$218,136	$2,504	$3,128,820

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$2,427	$803	$3,312	$—	$6,542
Land development	12,087	252	765	—	13,104
Construction	4,039	1,508	300	—	5,847
Income producing	633,855	164,756	112,458	2,686	913,755
Owner-occupied	475,604	66,576	61,429	1,504	605,113

Total commercial real estate	1,128,012	233,895	178,264	4,190	1,544,361
Commercial and industrial	1,059,316	113,126	74,307	42	1,246,791
Small business(1)	251,790	21,803	22,925	220	296,738

Total commercial	$2,439,118	$368,824	$275,496	$4,452	$3,087,890

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	June 30, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Land hold	$2,906	$883	$3,637	$—	$7,426
Land development	12,697	330	9,480	—	22,507
Construction	3,490	4,180	402	39	8,111
Income producing	662,536	176,412	178,175	2,428	1,019,551
Owner-occupied	517,977	65,719	80,059	892	664,647

Total commercial real estate	1,199,606	247,524	271,753	3,359	1,722,242
Commercial and industrial	846,375	101,597	89,387	398	1,037,757
Small business(1)	260,758	25,412	25,702	174	312,046

Total commercial	$2,306,739	$374,533	$386,842	$3,931	$3,072,045

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

	June 30, 2012
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$574,670	$871,806	$921,839	$2,368,315
Nonperforming	13,474	9,264	1,875	24,613

Total	$588,144	$881,070	$923,714	$2,392,928

	December 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$625,933	$921,195	$870,133	$2,417,261
Nonperforming	11,312	12,119	953	24,384

Total	$637,245	$933,314	$871,086	$2,441,645

	June 30, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans

Performing	$677,471	$964,369	$867,828	$2,509,668
Nonperforming	30,693	13,950	1,281	45,924

Total	$708,164	$978,319	$869,109	$2,555,592

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

The activity within the allowance for loan losses is presented below.

	Three Months Ended
	June 30, 2012
(in thousands)	Allowance for Loan Losses at December 31, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at March 31, 2012
Commercial and industrial	$12,626	$(636)	$(3,667)	$577	$(3,090)	$8,900
Small business	13,059	(1,198)	(2,271)	112	(2,159)	9,702
Commercial real estate	54,897	(790)	(8,093)	2,553	(5,540)	48,567

Total commercial	80,582	(2,624)	(14,031)	3,242	(10,789)	67,169
Residential mortgage	28,786	2,406	(3,972)	466	(3,506)	27,686
Direct consumer	34,700	2,702	(7,168)	1,502	(5,666)	31,736
Indirect consumer	8,939	2,815	(3,157)	932	(2,225)	9,529

Total	$153,007	$5,299	$(28,328)	$6,142	$(22,186)	$136,120

	Three Months Ended
	June 30, 2011
(in thousands)	Allowance for Loan Losses at March 31, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at June 30, 2011
Commercial and industrial	$16,145	$4,965	$(4,016)	$524	$(3,492)	$17,618
Small business	13,925	2,692	(3,853)	169	(3,684)	12,933
Commercial real estate	95,240	4,520	(16,371)	238	(16,133)	83,627

Total commercial	125,310	12,177	(24,240)	931	(23,309)	114,178
Residential mortgage	51,902	(3,546)	(4,659)	228	(4,431)	43,925
Direct consumer	31,996	6,297	(6,522)	917	(5,605)	32,688
Indirect consumer	14,909	2,668	(2,639)	563	(2,076)	15,501

Total	$224,117	$17,596	$(38,060)	$2,639	$(35,421)	$206,292

	Six Months Ended
	June 30, 2012
(in thousands)	Allowance for Loan Losses at December 31, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at June 30, 2012
Commercial and industrial	$14,044	(42)	$(6,055)	$953	$(5,102)	$8,900
Small business	12,230	649	(3,537)	360	(3,177)	9,702
Commercial real estate	63,999	(3,388)	(17,090)	5,046	(12,044)	48,567

Total commercial	90,273	(2,781)	(26,682)	6,359	(20,323)	67,169
Residential mortgage	36,460	(192)	(9,182)	600	(8,582)	27,686
Direct consumer	33,020	15,317	(18,695)	2,094	(16,601)	31,736
Indirect consumer	12,973	1,352	(6,407)	1,611	(4,796)	9,529

Total	$172,726	$13,696	$(60,966)	$10,664	$(50,302)	$136,120

	Six Months Ended
	June 30, 2011
(in thousands)	Allowance for Loan Losses at December 31, 2010	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at June 30, 2011
Commercial and industrial	$26,619	$22,599	$(33,727)	$2,127	$(31,600)	$17,618
Small business	16,334	4,187	(7,931)	343	(7,588)	12,933
Commercial real estate	156,623	60,946	(135,092)	1,150	(133,942)	83,627

Total commercial	199,576	87,732	(176,750)	3,620	(173,130)	114,178
Residential mortgage	47,623	4,132	(8,062)	232	(7,830)	43,925
Direct consumer	32,255	11,536	(12,991)	1,888	(11,103)	32,688
Indirect consumer	16,577	2,920	(5,111)	1,115	(3,996)	15,501

Total	$296,031	$106,320	$(202,914)	$6,855	$(196,059)	$206,292

A summary of the allowance for loan losses, segregated by portfolio segment follows.

	June 30, 2012
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses

Commercial and industrial	$204	$8,562	$134	$8,900
Small business	41	9,512	149	9,702
Commercial real estate	2,273	45,581	713	48,567

Total commercial	2,518	63,655	996	67,169
Residential mortgage	3,332	23,979	375	27,686
Direct consumer	443	30,811	482	31,736
Indirect consumer	—	9,382	147	9,529

Total allowance for loan losses	$6,293	$127,827	$2,000	$136,120

	June 30, 2012
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment

Commercial and industrial	$14,298	$1,429,972	$(15,615)	$1,428,655
Small business (1)	194	282,307	255	282,756
Commercial real estate	46,085	1,372,629	(1,305)	1,417,409

Total commercial	60,577	3,084,908	(16,665)	3,128,820
Residential mortgage	15,121	577,132	(4,109)	588,144
Direct consumer	7,984	871,262	1,824	881,070
Indirect consumer	—	900,684	23,030	923,714

Total portfolio loans	$83,682	$5,433,986	$4,080	$5,521,748

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses

Commercial and industrial	$42	$13,302	$700	$14,044
Small business	—	11,730	500	12,230
Commercial real estate	4,110	58,589	1,300	63,999

Total commercial	4,152	83,621	2,500	90,273
Residential mortgage	2,837	33,623	—	36,460
Direct consumer	70	32,950	—	33,020
Indirect consumer	—	12,973	—	12,973

Total allowance for loan losses	$7,059	$163,167	$2,500	$172,726

	December 31, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment

Commercial and industrial	$8,842	$1,245,902	$(7,953)	$1,246,791
Small business (1)	557	295,972	209	296,738
Commercial real estate	57,562	1,488,657	(1,858)	1,544,361

Total commercial	66,961	3,030,531	(9,602)	3,087,890
Residential mortgage	15,140	623,779	(1,674)	637,245
Direct consumer	4,607	928,930	(223)	933,314
Indirect consumer	478	850,868	19,740	871,086

Total portfolio loans	$87,186	$5,434,108	$8,241	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	June 30, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses

Commercial and industrial	$165	$17,453	$—	$17,618
Small business	4	12,929	—	12,933
Commercial real estate	3,706	76,921	3,000	83,627

Total commercial	3,875	107,303	3,000	114,178
Residential mortgage	2,388	41,537	—	43,925
Direct consumer	184	32,504	—	32,688
Indirect consumer	—	15,501	—	15,501

Total allowance for loan losses	$6,447	$196,845	$3,000	$206,292

	June 30, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment

Commercial and industrial	$13,316	$1,026,836	$(2,395)	$1,037,757
Small business (1)	569	311,284	193	312,046
Commercial real estate	44,272	1,680,050	(2,080)	1,722,242

Total commercial	58,157	3,018,170	(4,282)	3,072,045
Residential mortgage	15,248	703,410	(10,494)	708,164
Direct consumer	3,566	975,282	(529)	978,319
Indirect consumer	474	849,606	19,029	869,109

Total portfolio loans	$77,445	$5,546,468	$3,724	$5,627,637

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Citizens recognized interest income on nonperforming loans of $0.3 million and $1.5 million for the three and six months ended June 30, 2012, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2011, respectively. Had nonaccrual loans performed in accordance with their original contract terms, Citizens would have recognized additional interest income of approximately $1.7 million and $3.5 million for the three and six months ended June 30, 2012, respectively, and approximately $1.2 million and $3.3 million for the three and six months ended June 30, 2011, respectively. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at June 30, 2012, December 31, 2011, or June 30, 2011.

A summary of information regarding loans individually reviewed for impairment, segregated by class are set forth in the following table.

	June 30, 2012
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Income producing	$23,100	$8,751	$8,693	$17,444	$1,277	$16,631	$17,091
Owner-occupied	18,166	8,466	4,795	13,261	992	13,927	14,949

Total commercial real estate	41,266	17,217	13,488	30,705	2,269	30,558	32,040
Commercial and industrial	21,266	13,863	435	14,298	204	10,411	9,884
Small business	196	—	194	194	41	197	153

Total commercial	62,728	31,080	14,117	45,197	2,514	41,166	42,077

Residential mortgage	4,371	149	4,222	4,371	1,122	4,350	5,109
Direct consumer	1,133	406	726	1,132	84	1,026	1,066
Indirect consumer	—	—	—	—	—	239	320

Total consumer	5,504	555	4,948	5,503	1,206	5,615	6,495

Total nonaccrual loans (impaired)	68,232	31,635	19,065	50,700	3,720	46,781	48,572

Accrual loans (impaired)
Income producing	—	—	—	—	—	3,737	4,993
Owner-occupied	15,380	14,727	653	15,380	4	15,410	15,310

Total commercial real estate	15,380	14,727	653	15,380	4	19,147	20,303
Small business	—	—	—	—	—	243	327

Total commercial	15,380	14,727	653	15,380	4	19,390	20,630

Residential mortgage	10,750	2,454	8,296	10,750	2,210	10,766	10,015
Direct consumer	6,851	4,495	2,357	6,852	359	6,445	5,443

Total consumer	17,601	6,949	10,653	17,602	2,569	17,211	15,458

Total accrual loans (impaired)	32,981	21,676	11,306	32,982	2,573	36,601	36,088

Total impaired loans	$101,213	$53,311	$30,371	$83,682	$6,293	$83,382	$84,660

	December 31, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$—	$45
Land development	—	—	—	—	—	—	85
Construction	—	—	—	—	—	129	224
Income producing	23,394	9,163	8,838	18,001	2,686	18,989	19,516
Owner-occupied	22,338	13,276	3,694	16,970	1,424	19,267	17,069

Total commercial real estate	45,732	22,439	12,532	34,971	4,110	38,385	36,939
Commercial and industrial	17,197	8,196	646	8,842	42	10,215	12,499
Small business	131	66	—	66	—	66	269

Total commercial	63,060	30,701	13,178	43,879	4,152	48,666	49,707

Residential mortgage	6,610	587	6,023	6,610	1,346	9,075	10,592
Direct consumer	1,168	647	500	1,147	55	1,757	1,519
Indirect consumer	478	478	—	478	—	476	474

Total consumer	8,256	1,712	6,523	8,235	1,401	11,308	12,585

Total nonaccrual loans (impaired)	71,316	32,413	19,701	52,114	5,553	59,974	62,292

Accrual loans (impaired)
Income producing	7,476	7,476	—	7,476	—	7,497	7,524
Owner-occupied	15,115	15,115	—	15,115	—	9,125	6,166

Total commercial real estate	22,591	22,591	—	22,591	—	16,622	13,690
Small business	491	491	—	491	—	494	500

Total commercial	23,082	23,082	—	23,082	—	17,116	14,190

Residential mortgage	8,530	2,088	6,442	8,530	1,491	5,691	3,966
Direct consumer	3,460	3,360	100	3,460	15	2,854	2,570

Total consumer	11,990	5,448	6,542	11,990	1,506	8,545	6,536

Total accrual loans (impaired)	35,072	28,530	6,542	35,072	1,506	25,661	20,726

Total impaired loans	$106,388	$60,943	$26,243	$87,186	$7,059	$85,635	$83,018

	June 30, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$92	$737
Land development	340	—	340	340	33	170	1,017
Construction	635	238	164	402	16	319	2,493
Income producing	24,267	9,351	7,683	17,034	2,231	20,052	31,647
Owner-occupied	21,030	9,767	6,030	15,797	1,426	14,835	20,785

Total commercial real estate	46,272	19,356	14,217	33,573	3,706	35,468	56,679
Commercial and industrial	21,537	12,169	1,147	13,316	165	14,822	24,065
Small business	131	—	66	66	4	475	911

Total commercial	67,940	31,525	15,430	46,955	3,875	50,765	81,655

Residential mortgage	14,121	2,157	11,964	14,121	2,356	13,218	10,694
Direct consumer	1,372	254	1,035	1,289	114	1,296	1,384
Indirect consumer	474	474	—	474	—	472	471

Total consumer	15,967	2,885	12,999	15,884	2,470	14,986	12,549

Total nonaccrual loans (impaired)	83,907	34,410	28,429	62,839	6,345	65,751	94,204

Accrual loans (impaired)
Income producing	7,547	7,547	—	7,547	—	7,550	5,006
Owner-occupied	3,152	3,152	—	3,152	—	3,162	3,684

Total commercial real estate	10,699	10,699	—	10,699	—	10,712	8,690
Small business	503	503	—	503	—	506	335

Total commercial	11,202	11,202	—	11,202	—	11,218	9,025

Residential mortgage	1,127	965	162	1,127	32	1,129	1,375
Direct consumer	2,277	1,659	618	2,277	70	2,280	2,030

Total consumer	3,404	2,624	780	3,404	102	3,409	3,405

Total accrual loans (impaired)	14,606	13,826	780	14,606	102	14,627	12,430

Total impaired loans	$98,513	$48,236	$29,209	$77,445	$6,447	$80,378	$106,634

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

Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment loss. At June 30, 2012 the majority of Citizens’ TDRs were on accrual status and all were reported as impaired. TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. Otherwise, the loans remain classified as TDRs.

The recorded investment balance of TDRs approximated $28.3 million at June 30, 2012. TDRs of $18.2 million were on accrual status and TDRs of $10.1 million were on nonaccrual status at June 30, 2012. TDRs are evaluated separately in Citizens’ allowance for loan loss methodology based on the expected cash flows or underlying collateral of loans in this status. At June 30, 2012, the allowance for loan losses included specific reserves of $3.9 million related to TDRs, which included $3.3 million related to mortgage TDRs and $0.4 million related to direct consumer TDRs. For the three and six months ended June 30, 2012, Citizens charged off $1.0 million and $1.5 million, respectively for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans modified as a TDR in 2012.

	Three Months Ended
	June 30, 2012
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate
Commercial real estate	1	$901	$901	6.84%
Residential mortgage	5	587	587	2.00
Direct consumer	14	1,001	998	4.30

Total portfolio loans	20	$2,489	$2,486	4.68

	Six Months Ended
	June 30, 2012
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate
Commercial real estate	2	$1,839	$1,500	6.50%
Residential mortgage	14	2,333	2,333	2.45
Direct consumer	52	3,803	3,722	4.39

Total portfolio loans	68	$7,975	$7,555	4.21

The following table provides information on how loans were modified as a TDR in 2012.

Three Months Ended
June 30, 2012
(in thousands)	Post-Modification Recorded Investment
Extended maturity	$1,086
Interest rate adjustments	310
Combination of rate and maturity	1,090

Total	$2,486

Six Months Ended
June 30, 2012
(in thousands)	Post-Modification Recorded Investment
Extended maturity	$1,993
Interest rate adjustments	2,625
Combination of rate and maturity	2,173
Other (1)	764

Total	$7,555

(1)	Other includes convenant modification, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

A TDR loan is considered to have a payment default when one or more payments is over 90 days past due. At June 30, 2012, there were two loans of approximately $0.1 million modified as a TDR within the last twelve months in payment default.

Note 5. Long-Term Debt

The components of long-term debt are presented below.

(in thousands)	June 30, 2012	December 31, 2011
Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,175	$17,101
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,677	48,677
Subsidiaries:
FHLB advances	657,288	658,484
Other borrowed funds	104,128	104,149

Total long-term debt	$853,042	$854,185

Citizens restructured $225.0 million of FHLB advances during the first six months of 2012, extending the average remaining term on these advances to 9.5 years from 3.6 years and reducing the average interest rate to 3.08% from 4.05%. Throughout 2011, Citizens restructured $245.0 million in FHLB advances extending the average remaining term to 5.8 years from 3.3 years and reducing the average interest rate to 3.32% from 4.84%.

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation it is currently in arrears with the interest payments as contractually permitted. As of June 30, 2012 and December 31, 2011, the amount of the arrearage on the payments on the subordinated debentures associated with the trust preferred securities is $12.4 million and $9.8 million, respectively.

Note 6. Income Taxes

Citizens recorded a benefit for income taxes of $276.8 million for the second quarter of 2012, compared to a benefit of $10.3 million for the second quarter of 2011. For the first six months of 2012, the income tax benefit totaled $276.8 million, compared with a benefit of $10.2 million for the same period of 2011. The increase in tax benefit for 2012 was primarily the result of eliminating the valuation allowance against the deferred tax asset. The deferred tax asset is reviewed on a quarterly basis and based on the analysis of positive and negative evidence at June 30, 2012, including the Company’s return to profitability over the past five quarters, no deferred tax asset valuation allowance was deemed necessary as of June 30, 2012. As a result, the deferred tax asset valuation allowance was reversed in the second quarter of 2012. As of June 30, 2012, the recorded balance of the deferred tax asset was $268.9 million, reported in Other Assets on the Consolidated Balance Sheets.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of Citizens’ financial instruments that are not measured at fair value follow.

	June 30, 2012
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$145,432	$145,432	$—	$145,432	$—
Money market investments	203,861	203,861	—	203,861	—
Securities held to maturity	1,296,164	1,349,429	—	1,349,429	—
FHLB and Federal Reserve stock	122,123	122,123	—	122,123	—
Net portfolio loans	5,385,628	5,212,654	—	—	5,212,654
Loans held for sale	14,518	14,518	—	11,397	3,121
Accrued interest receivable	30,932	30,932	—	30,932	—
Financial liabilities:
Deposits	7,287,709	7,312,332	—	7,312,332	—
Short-term borrowings	39,169	39,169	—	39,169	—
Long-term debt	853,042	927,850	51,948	875,902	—
Accrued interest payable	15,990	15,990	—	15,990	—

	December 31, 2011
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$153,418	$153,418	$—	$153,418	$—
Money market investments	313,632	313,632	—	313,632	—
Securities held to maturity	1,444,054	1,487,550	—	1,487,550	—
FHLB and Federal Reserve stock	117,943	117,943	—	117,943	—
Net portfolio loans	5,356,809	5,101,446	—	—	5,101,446
Loans held for sale	10,402	10,402	—	6,140	4,262
Accrued interest receivable	31,390	31,390	—	31,390	—
Financial liabilities:
Deposits	7,394,941	7,424,427	—	7,424,427	—
Short-term borrowings	40,098	40,098	—	40,098	—
Long-term debt	854,185	927,533	45,931	881,602	—
Accrued interest payable	14,047	14,047	—	14,047	—

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value of other financial instruments, regardless if the instrument is carried at fair value or not, are set forth below. There were no changes in the valuation methods used to estimate fair value during the period ended June 30, 2012.

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

Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows using exit-value rates at June 30, 2012 and December 31, 2011, weighted for varying maturity dates. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. If an entry-value rate was used to estimate fair value of loans and loan commitments, the disclosed fair value would have been higher for the periods presented.

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

Deferred Compensation Assets. Citizens has a portfolio of mutual fund investments classified as trading securities which hedge the deferred compensation liabilities for various employees, former employees and directors. These investments are traded on active exchanges with valuations obtained from readily available pricing sources for market transactions involving identical assets. Additionally, Citizens invests in a Guaranteed Income Fund which is supported by a group annuity insurance contract issued by Prudential Retirement Insurance and Annuity Company. The investment is recorded at contract value and, based on the nature of the fund, generally approximates fair value. The Guaranteed Income Fund has no maturity date and is secured only by Prudential’s general account. Therefore, the Guaranteed Income Fund is recorded as recurring Level 3.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis.

June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$337,563	$—	$337,557	$6
Mortgage-backed	1,028,455	—	1,028,455	—
State and municipal	113,986	—	112,539	1,447
Other	286	—	53	233

Total available for sale	1,480,290	—	1,478,604	1,686

Other assets:
Derivatives designated as hedging instruments	1,614	—	1,614	—
Derivatives not designated as hedging instruments	15,150	—	15,150	—
Deferred compensation assets	8,849	6,998	—	1,851

Total other assets	25,613	6,998	16,764	1,851

Total	$1,505,903	$6,998	$1,495,368	$3,537

Other liabilities:
Derivatives designated as hedging instruments	$5,844	$—	$5,844	$—
Derivatives not designated as hedging instruments	15,689	—	15,689	—

Total	$21,533	$—	$21,533	$—

December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3

Securities available for sale:
Collateralized mortgage obligations	$365,302	$—	$365,294	$8
Mortgage-backed	823,852	—	823,852	—
State and municipal	123,308	—	121,862	1,446
Other	271	—	38	233

Total available for sale	1,312,733	—	1,311,046	1,687

Other assets:
Derivatives designated as hedging instruments	3,791	—	3,791	—
Derivatives not designated as hedging instruments	17,088	—	17,088	—
Deferred compensation assets	8,477	6,791	—	1,686

Total other assets	29,356	6,791	20,879	1,686

Total	$1,342,089	$6,791	$1,331,925	$3,373

Other liabilities:
Derivatives designated as hedging instruments	$2,317	$—	$2,317	$—
Derivatives not designated as hedging instruments	17,614	—	17,614	—

Total	$19,931	$—	$19,931	$—

There were no transfers between levels within the fair value hierarchy nor were there any purchases, sales, or issuances during the three and six month periods ended June 30, 2012. The following table presents the reconciliation of Level 3 assets held by Citizens.

		Net Realized/Unrealized Gains (Losses)
(in thousands)	Balance at Beginning of Period	Recorded in Earnings		Recorded in Other Comprehensive Income (Pretax)	Purchases	Sales	Settlements	Balance at End of Period
		Realized(1)	Unrealized
Three Months Ended June 30, 2012
Securities available for sale
Collateralized mortgage obligations	$7	$—	$—	$—	$—	$—	$(1)	$6
State and municipal	1,446	7	—	(6)	—	—	—	1,447
Other	233	3	—	(3)	—	—	—	233
Deferred compensation assets	1,740	—	—	—	204	(93)	—	1,851

Total	$3,426	$10	$—	$(9)	$204	$(93)	$(1)	$3,537

Six Months Ended June 30, 2011
Securities available for sale
Collateralized mortgage obligations	$8	$—	$—	$—	$—	$—	$(2)	$6
State and municipal	1,446	16	—	(15)	—	—	—	1,447
Other	233	6	—	(6)	—	—	—	233
Deferred compensation assets	1,686	—	—	—	286	(121)	—	1,851

Total	$3,373	$22	$—	$(21)	$286	$(121)	$(2)	$3,537

(1)	Net realized gains and losses recorded in earnings include discount accretions.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment.

June 30, 2012 (in thousands)	Initial Carrying Value	Fair Value
		Total	Level 1	Level 2	Level 3

Impaired loans	$54,621	$22,618	$—	$—	$22,618
Commercial loans held for sale	36	—	—	—	—
Residential mortgage loans held for sale	710	216	—	—	216
Other real estate	1,413	867	—	—	867
Repossessed assets	2,683	1,475	—	—	1,475

Total	$59,463	$25,176	$—	$—	$25,176

The following table represents quantitative information about Level 3 fair value measurements.

(in thousands)	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input		Range (Weighted Average)
Securities available for sale:
Collateralized mortgage obligations	6	Cost	None	(1)	None

State and municipal	1,447	Discounted Cash Flow	Liquidity Premium		1.0% - 2.5% (2.2%)
			Credit Premium		1.3% - 5.0% (4.2%)
			Fail Rate		1.2% - 2.0% (1.8%)

Other	233	Discounted Cash Flow	Liquidity Premium		2.0% - 2.5% (2.4%)
			Credit Premium		2.8% - 5.5% (4.5%)
			Fail Rate		1.2% - 1.5% (1.4%)

Deferred compensation assets	1,851	Contract Value	None	(2)	None

Impaired loans	22,618	Comparative Sales	Loss Severity Discount		0% - 100% (67%)

Residential mortgage loans held for sale	216	Comparative Sales	Loss Severity Discount		6% - 100% (70%)

Other real estate	867	Comparative Sales	Loss Severity Discount		1% - 100% (39%)

Repossessed assets	1,475	Comparative Sales	Loss Severity Discount		45% - 45% (45%)

(1)	Carrying value approximates fair value.
(2)	Contract value approximates fair value.

The significant unobservable inputs used in the fair value measurement of Citizens’ recurring Level 3 securities are the liquidity and credit premiums and fail rate formula. A change in these inputs to a different amount would not result in a material change in fair value.

Note 8. Pension Benefit Cost

Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. Citizens recognizes the change in the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its retirement plans as an adjustment to accumulated other comprehensive income, net of tax. This adjustment represents the unrecognized actuarial losses and unrecognized prior service costs. The components of retirement benefit cost are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Defined benefit pension plans
Interest cost	$881	$955	$1,763	$1,910
Expected return on plan assets	(1,055)	(1,018)	(2,110)	(2,035)
Amortization of unrecognized:
Prior service cost	7	8	15	15
Net actuarial loss	793	833	1,585	1,665

Net pension cost	626	778	1,253	1,555

Supplemental pension plans
Interest cost	29	189	210	378
Amortization of unrecognized:
Net actuarial loss	7	5	23	9

Net pension cost	36	194	233	387

Postretirement benefit plans
Interest cost	20	144	40	289
Amortization of unrecognized:
Prior service cost	(229)	(72)	(459)	(145)
Net actuarial gain	(45)	(72)	(90)	(144)

Net postretirement benefit cost	(254)	—	(509)	—

Defined contribution retirement and 401(k) Plans
Employer contributions	473	—	938	—

Total periodic benefit cost	$881	$972	$1,915	$1,942

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k). Citizens made a cash contribution of $2.7 million to the defined benefit pension plan during the first six months of 2012 and expects to make an additional contribution of $0.1 million for the remainder of the year. During the first six months of 2012, Citizens contributed $0.2 million to the supplemental pension plans and anticipates that an additional $0.3 million of contributions will be made during the remaining six months of the year. Citizens contributed $0.2 million to the postretirement benefit plan during the first six months of 2012 and anticipates making an additional $0.1 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. The Board of Directors approved the reinstatement of the 401(k) matching funds effective January 1, 2012. Contributions to the 401(k) savings plan will be matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred.

The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at June 30, 2012. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets follows.

June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3

Asset Category
Short-term pooled money fund	$2,590	$—	$2,590	$—
Equity securities
Large cap	17,881	—	17,881	—
Mid-cap	4,398	—	4,398	—
Small-cap	6,246	—	6,246	—
International equity	9,280	—	9,280	—
Fixed income securities

Intermediate term fixed	23,099	—	23,099	—

Total	$63,494	$—	$63,494	$—

Note 9. Stock-Based Compensation

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. At June 30, 2012, Citizens had 932,081 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no amortized costs associated with stock options since 2009.

The following table sets forth the total stock-based compensation expense resulting from restricted stock units and restricted stock awards included in the Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Restricted stock compensation and restricted stock unit compensation	$968	$879	$1,617	$1,366

Stock-based compensation expense before income taxes	968	879	1,617	1,366
Income tax benefit (1)	(339)	(308)	(566)	(478)

Total stock-based compensation expense after income taxes	$629	$571	$1,051	$888

New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statements of Cash Flows.

As of June 30, 2012, $7.5 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes restricted stock activity.

	Number of Shares	Weighted-Average Per Share Grant Date Fair Value
Restricted stock at December 31, 2011	825,969	$9.27
Granted	295,306	16.81
Vested	(76,521)	10.86
Forfeited	(26,127)	11.59

Restricted stock at June 30, 2012(1)	1,018,627	$11.28

(1)	Includes 70,296 vested shares under restriction prohibiting sale until conditions are met, including two years from grant date and certain TARP payments are made.

The total fair value of restricted stock vested during the six months ended June 30, 2012 was $1.2 million.

Note 10. Earnings Per Common Share

Earnings per common share is computed using the two-class method. As of June 30, 2012, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 2,925,830 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011

Numerator:
Net income (loss)	$303,176	$24,157	$328,037	$(44,521)
Dividend on redeemable preferred stock	(6,042)	(5,701)	(11,997)	(11,328)

Net income (loss) attributable to common shareholders	297,134	18,456	316,040	(55,849)
Net income allocated to participating securities	6,930	272	6,869	—

Net income (loss) after allocation to participating securities	$290,204	$18,184	$309,171	$(55,849)

Denominator:
Weighted average shares outstanding	40,415	40,006	40,336	39,869
Less: participating securities included in weighted average shares outstanding	(943)	(589)	(877)	(457)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,472	39,417	39,459	39,412

Basic net income (loss) per common share	$7.35	$0.46	$7.84	$(1.42)
Diluted net income (loss) per common share	7.35	0.46	7.84	(1.42)

During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears in the amount of $39.9 million and $31.5 million with the dividend payments on the Series A Preferred Stock as of June 30, 2012 and December 31, 2011, respectively. For additional information about the Series A Preferred Stock, see Note 14 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

Note 11. Lines of Business

Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three and six months ended June 30, 2012 and 2011 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total results of the company. There are no significant intersegmental revenues. For additional information about the business lines, see Note 15 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

(in thousands)	Regional Banking	Specialty Consumer	Specialty Commercial	Wealth Mgmt	Other	Total
Earnings Summary - Three Months Ended June 30, 2012

Net interest income (taxable equivalent)	$51,991	$8,385	$16,534	$30	$273	$77,213
Provision for loan losses	2,291	5,814	(2,806)	—	—	5,299

Net interest income (loss) after provision	49,700	2,571	19,340	30	273	71,914
Noninterest income	17,560	(115)	629	3,582	689	22,345
Noninterest expense	50,962	4,465	3,183	2,365	5,364	66,339

Income (loss) before income taxes	16,298	(2,009)	16,786	1,247	(4,402)	27,920
Income tax expense (benefit) (taxable equivalent)	5,704	(703)	5,876	436	(286,569)	(275,256)

Net income (loss)	$10,594	$(1,306)	$10,910	$811	$282,167	$303,176

Average assets (in millions)	$3,015	$1,568	$1,240	$22	$3,584	$9,429

Earnings Summary - Three Months Ended June 30, 2011

Net interest income (taxable equivalent)	$53,309	$9,103	$11,368	$155	$5,555	$79,490
Provision for loan losses	11,751	2,292	3,553	—	—	17,596

Net interest income (loss) after provision	41,558	6,811	7,815	155	5,555	61,894
Noninterest income	16,974	224	2,476	3,811	(160)	23,325
Noninterest expense	55,247	5,128	3,183	2,316	3,570	69,444

Income (loss) before income taxes	3,285	1,907	7,108	1,650	1,825	15,775
Income tax expense (benefit) (taxable equivalent)	1,276	667	2,515	581	(13,421)	(8,382)

Net income (loss)	$2,009	$1,240	$4,593	$1,069	$15,246	$24,157

Average assets (in millions)	$3,293	$1,639	$1,002	$18	$3,713	$9,665

(in thousands)	Regional Banking	Specialty Consumer	Specialty Commercial	Wealth Mgmt	Other	Total
Earnings Summary - Six Months Ended June 30, 2012

Net interest income (taxable equivalent)	$103,542	$16,898	$32,049	$58	$2,354	$154,901
Provision for loan losses	18,331	2,621	(7,256)	—	—	13,696

Net interest income (loss) after provision	85,211	14,277	39,305	58	2,354	141,205
Noninterest income	34,695	367	1,383	7,184	2,956	46,585
Noninterest expense	101,351	8,601	6,470	4,983	12,034	133,439

Income (loss) before income taxes	18,555	6,043	34,218	2,259	(6,724)	54,351
Income tax expense (benefit) (taxable equivalent)	6,494	2,115	11,977	791	(295,063)	(273,686)

Net income (loss)	$12,061	$3,928	$22,241	$1,468	$288,339	$328,037

Average assets (in millions)	$3,030	$1,564	$1,216	$21	$3,644	$9,475

Earnings Summary - Six Months Ended June 30, 2011

Net interest income (taxable equivalent)	$109,361	$18,169	$21,330	$298	$11,048	$160,206
Provision for loan losses	51,419	11,266	43,635	—	—	106,320

Net interest income (loss) after provision	57,942	6,903	(22,305)	298	11,048	53,886
Noninterest income	34,546	1,656	919	7,734	1,613	46,468
Noninterest expense	111,169	9,987	8,771	4,659	16,514	151,100

Income (loss) before income taxes	(18,681)	(1,428)	(30,157)	3,373	(3,853)	(50,746)
Income tax expense (benefit) (taxable equivalent)	(6,538)	(500)	(10,555)	1,181	10,187	(6,225)

Net income (loss)	$(12,143)	$(928)	$(19,602)	$2,192	$(14,040)	$(44,521)

Average assets (in millions)	$3,389	$1,642	$1,063	$17	$3,670	$9,781

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

Amounts available to clients under loan commitments and standby letters of credit follow.

(in thousands)	June 30, 2012	December 31, 2011
Loan commitments and letters of credit:
Commitments to extend credit	$951,283	$932,435
Asset-based lending participations	104,131	151,194
Financial standby letters of credit	113,608	125,401
Performance standby letters of credit	1,756	3,571
Deferred standby letter of credit fees	720	1,123

At June 30, 2012 and December 31, 2011, a liability of $1.9 million was recorded for possible losses on commitments to extend credit. In accordance with applicable accounting standards related to guarantees, Citizens defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement.

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. For the three month periods ended June 30, 2012 and 2011, Citizens repurchased $1.1 million and $0.4 million of loans, respectively, pursuant to such provisions. Citizens recorded $1.8 million for both the three month periods ended June 30, 2012 and 2011 in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans. For the six month periods ended June 30, 2012 and 2011, Citizens repurchased $2.1 million and $0.5 million of loans, respectively, pursuant to such provisions. Citizens recorded $3.6 million and $2.9 million for the six month periods ended June 30, 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

Note 13. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives. Citizens is exposed to certain risks arising from both its business operations and economic conditions. Citizens manages economic risks, including interest rate, liquidity, and credit risk, primarily through the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and cash payments principally related to certain variable-rate loan assets and fixed and floating rate liabilities. When entering into an interest rate swap, Citizens and a counterparty agree to exchange cash flows based on a specified notional amount multiplied by an interest rate. Typically Citizens will pay a fixed rate and receive a floating rate (or vice versa), though paying one floating rate and receiving another is possible. In all cases the underlying notional amount is not exchanged. When Citizens purchases an interest rate cap, it receives variable-rate amounts from a counterparty if a specific interest rate index rises above the strike rate on the contract in exchange for an upfront premium.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets. The table below presents the fair value of Citizens’ derivative financial instruments as well as their classification on the Consolidated Balance Sheets.

	Other Assets		Other Liabilities
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Derivatives designated as hedging instruments
Interest rate products	$1,614	$3,791	$5,844	$2,317

Derivatives not designated as hedging instruments
Interest rate products	15,150	17,088	15,689	17,614

Total derivatives	$16,764	$20,879	$21,533	$19,931

Cash Flow Hedges of Interest Rate Risk. Citizens’ objective in using cash flow hedges is to add stability to net interest income through managing its income exposure to changes in market interest rates. To accomplish this objective, Citizens uses interest rate swaps and caps as part of its interest rate risk management strategy. Citizens had twelve interest rate caps and swaps with an aggregate notional amount of $385.0 million at June 30, 2012 and December 31, 2011 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2011, such derivatives were used to hedge the variable cash inflows and outflows associated with existing pools of prime and LIBOR-based loan assets and liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of less than $0.1 million for the six months ended June 30, 2012 and less than $0.1 million and $0.5 million for the three and six months ended June 30, 2011, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. There was no reclassification of unrealized gains accelerated for the three months ended June 30, 2012. During the next twelve months, Citizens estimates that less than $0.1 million will be reclassified as an increase to interest income and $2.3 million as an increase to interest expense.

The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements.

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations		Location Recognized in Statement of Operations	Amount
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Cash flow hedges:
			Interest income	$51	$825
Interest rate products	$(6,629)	$(1)	Interest expense	(619)	—
			Other income	—	23	Other income	$—	$—

Total	$(6,629)	$(1)		$(568)	$848		$—	$—

	Derivative Impact on OCI Gain (Loss)					Derivative Ineffectiveness Gain (Loss)
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations		Location Recognized in Statement of Operations	Amount
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011

Cash flow hedges:			Interest income	$372	$1,871
Interest rate products	$(6,876)	$17	Interest expense	(1,209)	—
			Other income	6	535	Other income	$—	$—

Total	$(6,876)	$17		$(831)	$2,406		$—	$—

Fair Value Hedges of Interest Rate Risk. Citizens is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in market interest rates. Citizens utilizes derivatives designated as fair value hedges to mitigate this market value risk. At June 30, 2012, Citizens had no derivatives designated as fair value hedges.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item in the Statements of Operations as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2012 Citizens did not recognize any gains in interest expense related to hedge ineffectiveness. During the three and six months ended June 30, 2011 Citizens recognized gains of $0.2 million and $0.7 million in interest expense related to hedge ineffectiveness, respectively. In addition, during the three and six months ended June 30, 2012 and June 30, 2011, Citizens recognized a net reduction to interest expense of $0.1 million, $0.3 million, $0.2 million and $0.4 million, respectively, related to the amortization adjustment of the basis in the hedged items that were in a hedging relationship with hedges that were terminated.

The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
Derivatives Relationship (in thousands)	Location in Statement of Operations	Three Months Ended		Location in Statement of Operations	Three Months Ended
		June 30,			June 30,
		2012	2011		2012	2011
Fair value hedges:
Interest rate products	Interest expense	$—	$(117)	Interest expense	$—	$358

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
Derivatives Relationship (in thousands)	Location in Statement of Operations	Six Months Ended		Location in Statement of Operations	Six Months Ended
		June 30,			June 30,
		2012	2011		2012	2011
Fair value hedges:
Interest rate products	Interest expense	$—	$(1,107)	Interest expense	$—	$1,818

Derivatives Not Designated as Hedges. Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of June 30, 2012 and December 31, 2011, Citizens had 144 derivative transactions with an aggregate notional amount of $488.5 million and 156 derivative transactions with an aggregate notional amount of $527.4 million, respectively, related to this program.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements.

		Amount of (Loss) Gain Recognized in Statement of Operations
Derivatives Relationship (in thousands)	Location of (Loss) Gain Recognized in Statement of Operations	Three Months Ended June 30,
		2012	2011

Derivatives not designated as hedges - Interest rate products	Other income	$(74)	$(77)

		Amount of (Loss) Gain
Derivatives Relationship (in thousands)	Location of (Loss) Gain Recognized in Statement of Operations	Six Months Ended June 30,
		2012	2011

Derivatives not designated as hedges - Interest rate products	Other income	$(13)	$(189)

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

As of June 30, 2012, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements, was $20.0 million. As of June 30, 2012, Citizens had minimum collateral posting requirements with its derivative counterparties resulting in assigned collateral of $25.5 million. As of June 30, 2012 no circumstances could have been triggered to require Citizens to pledge additional collateral.

In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of June 30, 2012, the termination value approximated $4.2 million.

Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $25.5 million.

Note 14. Regulatory Matters

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation have terminated their written agreement with Citizens, and its subsidiary, Citizens Bank dated July 28, 2010.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information (Unaudited)
	Three Months Ended
(in thousands, except per share amounts)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Summary of Operations
Net interest income	$75,680	$76,119	$78,049	$78,841	$77,606
Provision for loan losses	5,299	8,397	15,007	17,481	17,596
Noninterest income	22,345	24,240	24,363	24,427	23,325
Noninterest expense	66,339	67,101	66,640	65,411	69,444
Income tax (benefit) provision(7)	(276,789)	—	2,521	(12,568)	(10,266)
Net income	303,176	24,861	18,244	32,944	24,157
Net income attributable to common shareholders (1)	297,134	18,906	12,347	27,183	18,456
Taxable equivalent adjustment	1,532	1,571	1,670	1,827	1,884
Per Common Share Data (2)
Net income:
Basic	$7.35	$0.47	$0.31	$0.68	$0.46
Diluted	7.35	0.47	0.31	0.68	0.46
Common book value	25.85	18.83	18.24	18.03	17.34
Tangible book value (non-GAAP)	24.97	17.88	17.24	16.96	16.22
Tangible common book value (non-GAAP)	17.84	10.75	10.16	9.92	9.22
Shares outstanding, end of period (3)	40,504,637	40,247,241	40,260,213	40,255,758	40,251,874
At Period End
Assets	$9,670,493	$9,577,346	$9,462,849	$9,600,188	$9,495,630
Earning assets	8,588,343	8,774,119	8,680,995	8,824,183	8,755,838
Portfolio loans	5,521,748	5,528,063	5,529,535	5,672,327	5,627,637
Allowance for loan losses	136,120	153,007	172,726	190,354	206,292
Deposits	7,287,709	7,490,362	7,394,941	7,539,904	7,444,703
Long-term debt	853,042	853,599	854,185	855,670	881,112
Shareholders’ equity	1,335,855	1,044,619	1,019,537	1,009,143	979,722
Average for the Quarter
Assets	$9,429,050	$9,521,386	$9,523,184	$9,596,275	$9,664,939
Earning assets	8,622,067	8,750,078	8,761,435	8,856,072	8,942,348
Portfolio loans	5,517,726	5,508,528	5,632,432	5,663,058	5,668,752
Allowance for loan losses	152,154	172,509	190,163	206,119	223,922
Deposits	7,317,653	7,441,693	7,452,137	7,546,615	7,605,707
Long-term debt	853,333	853,912	856,206	862,479	905,902
Shareholders’ equity	1,061,519	1,028,494	1,017,082	991,602	963,932
Financial Ratios (annualized)
Return on average assets	12.93%	1.05%	0.76%	1.36%	1.00%
Return on average shareholders’ equity	114.87	9.72	7.12	13.18	10.05
Average shareholders’ equity / average assets	11.26	10.80	10.68	10.33	9.97
Net interest margin (FTE) (4)	3.60	3.56	3.62	3.63	3.56
Efficiency ratio (non-GAAP)	65.99	65.20	61.39	59.89	63.85
Allowance for loan losses as a percent of portfolio loans	2.47	2.77	3.12	3.36	3.67
Allowance for loan losses as a percent of nonperforming loans(5)	161.53	202.56	197.56	190.09	185.90
Allowance for loan losses as a percent of nonperforming assets(5)	144.85	168.87	168.97	139.01	147.99
Nonperforming loans as a percent of portfolio loans(5)	1.53	1.37	1.58	1.77	1.97
Nonperforming assets as a percent of total loans plus ORAA(5)(6)	1.69	1.63	1.84	2.39	2.46
Nonperforming assets as a percent of total assets(5)	0.97	0.95	1.08	1.43	1.47
Ratio of net charge-offs during period to average portfolio loans	1.62	2.05	2.30	2.34	2.51
Leverage ratio	9.77	8.71	8.45	8.21	7.83
Tier 1 capital ratio	14.70	13.70	13.51	12.81	12.43
Total capital ratio	15.96	14.97	14.84	14.14	13.77

(1)

Net income attributable to common shareholders includes a non-cash dividend to preferred shareholders of $6.0 million in both the second and the first quarters of 2012 and $5.9 million, $5.8 million and $5.7 million in the fourth, third, and second quarters of 2011.

(2)	Earnings per share in the second quarter of 2012 includes a tax benefit of $6.85 per share related to restoring the deferred tax asset.
(3)	Includes participating shares which are restricted stock units and restricted shares.
(4)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.
(5)	Nonperforming loans/assets exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.
(6)	Other real estate assets acquired (ORAA) include loans held for sale.
(7)	Second quarter 2012 benefit is directly related to the restoration of the deferred tax asset.

Introduction

The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and six months ended June 30, 2012. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in Citizens’ 2011 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand Citizens and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens,” “the Company,” “the Corporation,” “we,” or “our,” refer to Citizens Republic Bancorp, Inc. and its subsidiary. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc. References to the “Bank” refer solely to our banking subsidiary, Citizens Bank.

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

•

Events such as significant adverse changes in the business climate, adverse action by a regulator, unanticipated changes in the competitive environment, or a decision to change Citizens’ operations or dispose of an operating unit could have a negative effect on its goodwill or other intangible assets such that it may need to record an impairment charge, which could have a material adverse impact on its results of operations.

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

A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2011 and 2012 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2011 full year results, the total potential cash compensation award linked to PTPP was $0.8 million. Additionally, during 2011, approximately 186,500 shares of restricted stock were granted which have a two-year vesting period based partially on PTPP results and partially on net income. Based on 2012 full year results, the total potential cash compensation award linked to PTPP is $1.3 million, payable in early 2013. The grants are designed so that a portion of the compensation is based on net income while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.

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

The following tables display the calculation of the efficiency ratio for the past five quarters and the calculation of the remainder of these non-GAAP measures other than pre-tax pre-provision profit, the calculation of which is set forth in the “Results of Operations – Summary” section, as of the end of each of those periods. The quantitative reconciliation of adjusted net income attributable to common shareholders to GAAP net income attributable to common shareholders is provided for the three and six months ending June 30, 2012 and 2011, respectively.

Non-GAAP Reconciliation
(in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Efficiency Ratio (non-GAAP)
Net interest income (A)	$75,680	$76,119	$78,049	$78,841	$77,606
Taxable equivalent adjustment (B)	1,532	1,571	1,670	1,827	1,884
Investment securities gain (losses) (C)	—	—	38	3	(993)
Noninterest income (D)	22,345	24,240	24,363	24,427	23,325
Noninterest expense (E)	66,339	67,101	66,640	65,411	69,444
(Gains) losses on ORE and ORE Expenses (F)	93	65	2,076	1,739	2,384
Intangible amortization (G)	545	578	688	732	778
Efficiency ratio: (E-F-G)/(A+B-C+D) (non-GAAP)	65.99%	65.20%	61.39%	59.89%	63.85%

Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,670,493	$9,577,346	$9,462,849	$9,600,188	$9,495,630
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(6,305)	(6,850)	(7,428)	(8,116)	(8,848)

Tangible assets (non-GAAP)	$9,346,038	$9,252,346	$9,137,271	$9,273,922	$9,168,632

Total shareholders’ equity	$1,335,855	$1,044,619	$1,019,537	$1,009,143	$979,722
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(6,305)	(6,850)	(7,428)	(8,116)	(8,848)

Tangible equity (non-GAAP)	$1,011,400	$719,619	$693,959	$682,877	$652,724

Tangible equity	$1,011,400	$719,619	$693,959	$682,877	$652,724
Preferred stock	(288,723)	(286,901)	(285,114)	(283,360)	(281,642)

Tangible common equity (non-GAAP)	$722,677	$432,718	$408,845	$399,517	$371,082

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,335,855	$1,044,619	$1,019,537	$1,009,143	$979,722
Qualifying capital securities	73,667	73,667	73,667	73,667	73,667
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Accumulated other comprehensive loss	10,268	1,955	5,820	1,075	923
Disallowed deferred tax asset	(235,529)	—	—	—	—
Other intangible assets	(6,305)	(6,850)	(7,428)	(8,116)	(8,848)

Tier 1 capital (regulatory)	$859,806	$795,241	$773,446	$757,619	$727,314

Tier 1 capital (regulatory)	$859,806	$795,241	$773,446	$757,619	$727,314
Qualifying capital securities	(73,667)	(73,667)	(73,667)	(73,667)	(73,667)
Preferred stock	(288,723)	(286,901)	(285,114)	(283,360)	(281,642)

Total Tier 1 common equity (non-GAAP)	$497,416	$434,673	$414,665	$400,592	$372,005

Net risk-weighted assets (regulatory)	$5,851,871	$5,803,811	$5,723,333	$5,912,527	$5,850,177

Equity to assets	13.81%	10.91%	10.77%	10.51%	10.32%
Tier 1 common equity (non-GAAP)	8.50	7.49	7.24	6.77	6.36
Tangible equity to tangible assets (non-GAAP)	10.82	7.78	7.59	7.36	7.12
Tangible common equity to tangible assets (non-GAAP)	7.73	4.68	4.47	4.31	4.05

Non-GAAP Reconciliation
Adjusted earnings per share	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Earnings per Share
Diluted net income (loss) per share	$7.35	$0.46	$7.84	$(1.42)
Restoration of the deferred tax asset	6.85	—	6.87	—

Diluted net income (loss) per share (non-GAAP)	$0.50	$0.46	$0.97	$(1.42)

An itemized reconciliation between net income on a GAAP basis and net income excluding the benefit of restoring the deferred tax asset (non-GAAP) follows:

Numerator:
Net income (loss)	$303,176	$24,157	$328,037	$(44,521)
Restoration of the deferred tax asset	(276,789)	—	(276,789)	—

Net income (loss) (non-GAAP)	26,387	24,157	51,248	(44,521)
Dividend on redeemable preferred stock	(6,042)	(5,701)	(11,997)	(11,328)

Net income (loss) attributable to common shareholders (non-GAAP)	20,345	18,456	39,251	(55,849)
Net income allocated to participating securities	475	272	853	—

Net income (loss) after allocation to participating securities (non-GAAP)	$19,870	$18,184	$38,398	$(55,849)

Denominator:
Weighted average shares outstanding for basic and dilutive earnings per common share	39,472	39,417	39,459	39,412
Basic net income (loss) per common share (non-GAAP)	$0.50	$0.46	$0.97	$(1.42)
Diluted net income (loss) per common share (non-GAAP)	0.50	0.46	0.97	(1.42)

Results of Operations

Summary

Citizens reported net income of $303.2 million for the three months ended June 30, 2012, compared to $24.2 million for the second quarter of 2011. After incorporating the $6.0 million accrued but unpaid dividend to the preferred shareholder, Citizens reported net income attributable to common shareholders of $297.1 million for the three months ended June 30, 2012, compared to $18.5 million for the second quarter of 2011. Diluted net income per share was $7.35 for the second quarter of 2012, compared to $0.46 for the second quarter of 2011. For the six months ended June 30, 2012, Citizens recorded net income attributal to common shareholders of $316.0 million, compared with a net loss attributal to common shareholders of $55.8 million for the same period of 2011. Second quarter 2012 results include $276.8 million or $6.85 per share tax benefit related to the restoration of the company’s deferred tax asset.

Key factors behind the results for the second quarter of 2012 compared with the second quarter of 2011 were:

•	An income tax benefit of $276.8 million for the second quarter of 2012 related to restoring our deferred tax asset.

•

A decrease in provision for loan losses from 2011, which reflects the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics as well as an overall decrease in loan balances.

•

A decrease in noninterest expense from 2011, as losses on other real estate (“ORE”) were significantly lower due to the completion of the problem asset resolution initiatives in early 2011. Additionally, FDIC insurance costs decreased as we moved to the small bank pricing model. These decreases were partially offset by higher salaries, incentives, and costs related to the reinstatement of employer matching in the 401(k) plan.

•

A decrease in net interest income from 2011, which was primarily the result of declining loan balances due to the resolution of problem assets, partially offset by the effects of a four basis point increase in net interest margin.

The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.

Pre-tax pre-provision profit (non-GAAP)	Three Months Ended
(in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Net income	$303,176	$24,861	$18,244	$32,944	$24,157
Income tax provision (benefit)	(276,789)	—	2,521	(12,568)	(10,266)
Provision for loan losses	5,299	8,397	15,007	17,481	17,596
Net (gains) losses on loans held for sale	(6)	(916)	217	(1,952)	(1,179)
Investment securities (gains) losses	—	—	(38)	(3)	993
(Gains) losses on other real estate (ORE)	(173)	(385)	1,081	1,210	1,355
Fair-value adjustment on bank owned life insurance (1)	118	(205)	(100)	385	48
Fair-value adjustment on swaps (1)	74	(61)	(46)	268	77

Pre-tax pre-provision profit (non-GAAP)	$31,699	$31,691	$36,886	$37,765	$32,781

(1)	Fair-value adjustment amounts contained in line item “Other income” on Consolidated Statements of Operations

The balance sheet grew $207.6 million to $9.7 billion compared to December 31, 2011 as a result of restoring the deferred tax asset. Core deposits were up $236.0 million or 4.5% over December 31, 2011, reflecting our focus on generating and growing core deposit relationships. Time deposits at June 30, 2012 decreased $343.2 million or 15.6% from the end of last year as we continue to strategically reduce high cost single service and brokered time deposits. Loan balances were essentially unchanged as the growth in our C&I and indirect portfolios was offset by declines in our CRE, residential mortgage, and direct portfolios.

Compared to June 30, 2011, the balance sheet grew $174.9 million as a result of restoring the deferred tax asset. Core deposits were up $432.9 million or 8.7% compared to June 2011, reflecting our focus on generating and growing core deposit relationships. This growth in core deposits was utilized to reduce reliance on more expensive time deposits. Time deposits at June 30, 2012 decreased $589.9 million or 24.1% from last June as we continue to strategically reduce high cost single service and brokered time deposits. Loan balances declined as the growth in our C&I and indirect portfolios was more than offset by declines in our CRE, direct, and residential mortgage portfolios. The decline in our loan portfolio was more than offset by reductions in the allowance for loan losses and the restoration of the deferred tax asset.

Citizens maintains a strong liquidity position, with on- and off-balance sheet liquidity sources and a stable funding base comprised of approximately 75% deposits, 9% long-term debt, 14% equity, and 2% short-term liabilities. Citizens also continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards.

Net Interest Income and Net Interest Margin

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates is presented below.

Average Balances/Net Interest Income/Average Rates
	Three Months Ended June 30,
	2012			2011
(in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning Assets
Money market investments	$184,670	$114	0.25%	$403,380	$249	0.25%
Investment securities: (3)
Taxable	2,577,646	16,013	2.48	2,443,792	20,546	3.36
Tax-exempt	209,421	2,199	6.46	254,797	2,713	6.55
FHLB and Federal Reserve stock	119,413	1,151	3.87	137,433	1,044	3.04
Portfolio loans: (4)
Commercial and industrial	1,665,640	22,211	5.45	1,348,499	17,683	5.38
Commercial real estate	1,465,135	18,344	5.04	1,766,070	22,196	5.04
Residential mortgage	601,439	6,557	4.36	719,336	8,636	4.80
Direct consumer	890,957	13,036	5.88	990,764	14,958	6.06
Indirect consumer	894,555	13,690	6.15	844,083	14,057	6.68

Total portfolio loans	5,517,726	73,838	5.40	5,668,752	77,530	5.51
Loans held for sale (4)	13,191	112	3.40	34,194	147	1.72

Total earning assets (3)	8,622,067	93,427	4.42	8,942,348	102,229	4.67

Nonearning Assets
Cash and due from banks	141,122			138,728
Premises and equipment	94,836			101,352
Investment security fair value adjustment	53,672			53,822
Other nonearning assets	669,507			652,611
Allowance for loan losses	(152,154)			(223,922)

Total assets	$9,429,050			$9,664,939

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$988,884	349	0.14	$947,220	545	0.23
Savings deposits	2,677,524	1,537	0.23	2,621,616	2,424	0.37
Time deposits	1,916,294	7,481	1.57	2,562,463	12,073	1.89
Short-term borrowings	37,148	13	0.13	41,340	19	0.18
Long-term debt	853,333	8,367	3.94	905,902	9,562	4.23

Total interest-bearing liabilities	6,473,183	17,747	1.10	7,078,541	24,623	1.40

Noninterest-Bearing Liabilities and Shareholders’ Equity

Noninterest-bearing deposits	1,734,951			1,474,408
Other liabilities	159,397			148,058
Shareholders’ equity	1,061,519			963,932

Total liabilities and shareholders’ equity	$9,429,050			$9,664,939

Interest Spread (5)		$75,680	3.32%		$77,606	3.27%

Contribution of noninterest bearing sources of funds			0.28			0.29

Net Interest Margin (5)(6)			3.60%			3.56%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1.5 million and $1.9 million, for the three months ended June 30, 2012 and 2011, respectively, based on a tax rate of 35%.

(3)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.
(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.
(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.

Average Balances/Net Interest Income/Average Rates	Six Months Ended June 30,
	2012			2011
(in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning Assets
Money market investments	$267,161	$329	0.25%	$410,031	$502	0.25%
Investment securities: (3)
Taxable	2,563,018	33,322	2.60	2,378,990	40,156	3.38
Tax-exempt	212,382	4,453	6.45	266,672	5,799	6.69
FHLB and Federal Reserve stock	118,678	2,291	3.87	140,635	2,169	3.10
Portfolio loans: (4)
Commercial and industrial	1,619,785	43,833	5.53	1,385,331	33,356	4.98
Commercial real estate	1,493,292	37,423	5.04	1,904,944	48,904	5.18
Residential mortgage	614,580	13,324	4.34	730,515	17,454	4.78
Direct consumer	905,494	26,518	5.89	1,007,777	30,421	6.09
Indirect consumer	879,976	27,503	6.29	830,455	27,738	6.74

Total portfolio loans	5,513,127	148,601	5.44	5,859,022	157,873	5.46
Loans held for sale (4)	11,707	228	3.90	30,547	515	3.38

Total earning assets (3)	8,686,073	189,224	4.45	9,085,897	207,014	4.67
Nonearning Assets
Cash and due from banks	142,065			141,328
Premises and equipment	95,911			102,868
Investment security fair value adjustment	51,752			43,085
Other nonearning assets	661,749			667,486
Allowance for loan losses	(162,332)			(259,380)

Total assets	$9,475,218			$9,781,284

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$981,274	757	0.16	$949,482	1,093	0.23
Savings deposits	2,693,023	3,408	0.25	2,625,435	5,018	0.39
Time deposits	2,022,605	16,299	1.62	2,657,357	25,306	1.92
Short-term borrowings	37,916	31	0.16	41,264	37	0.18
Long-term debt	853,622	16,931	3.98	938,309	19,340	4.15

Total interest-bearing liabilities	6,588,440	37,426	1.14	7,211,847	50,794	1.42

Noninterest-Bearing Liabilities and Shareholders’ Equity

Noninterest-bearing deposits	1,682,772			1,435,216
Other liabilities	159,000			151,216
Shareholders’ equity	1,045,006			983,005

Total liabilities and shareholders’ equity	$9,475,218			$9,781,284

Interest Spread(5)		$151,798	3.30%		$156,220	3.25%

Contribution of noninterest bearing sources of funds			0.28			0.29

Net Interest Margin (5)(6)			3.58%			3.54%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $3.1 million and $4.0 million, for the six months ended 2012 and 2011, respectively, based on a tax rate of 35%.

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

The increases in net interest margin in the three and six months ended June 30, 2012 over the comparable periods of 2011 were a result of efforts to reduce funding costs by improving deposit mix, carefully managing deposit rates, reducing reliance on brokered time deposits, and reducing costs on long term debt by extending maturities. The benefits from these initiatives were partially offset by lower investment securities and loan portfolio yields due to the continued low interest rate environment and competitive pressures.

The decreases in net interest income in the three and six months ended June 30, 2012 from the comparable periods of 2011 were the result of lower average earning assets, partially offset by the effects of the higher net interest margin.

The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
2012 compared with 2011 (in thousands)	Net Change(1)	Increase (Decrease) Due to Change in		Net Change(1)	Increase (Decrease) Due to Change in

		Rate (2)	Volume(2)		Rate (2)	Volume(2)

Interest Income on Earning Assets:
Money market investments	$(135)	$—	$(135)	$(173)	$—	$(173)
Investment securities:
Taxable	(4,533)	(5,607)	1,074	(6,834)	(9,761)	2,927
Tax-exempt	(514)	(37)	(477)	(1,346)	(201)	(1,145)
FHLB and Federal Reserve stock	107	256	(149)	122	493	(371)
Loans:
Commercial and industrial	4,528	304	4,224	10,477	4,312	6,165
Commercial real estate	(3,852)	(84)	(3,768)	(11,481)	(1,372)	(10,109)
Residential mortgage loans	(2,079)	(747)	(1,332)	(4,130)	(1,522)	(2,608)
Direct consumer	(1,922)	(451)	(1,471)	(3,903)	(1,008)	(2,895)
Indirect consumer	(367)	(1,179)	812	(235)	(1,911)	1,676

Total portfolio loans	(3,692)	(2,157)	(1,535)	(9,272)	(1,501)	(7,771)
Loans held for sale	(35)	89	(124)	(287)	70	(357)

Total	(8,802)	(7,456)	(1,346)	(17,790)	(10,900)	(6,890)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(196)	(219)	23	(336)	(372)	36
Savings deposits	(887)	(938)	51	(1,610)	(1,738)	128
Time Deposits	(4,592)	(1,858)	(2,734)	(9,007)	(3,604)	(5,403)
Short-term borrowings	(6)	(4)	(2)	(6)	(3)	(3)
Long-term debt	(1,195)	(658)	(537)	(2,409)	(780)	(1,629)

Total	(6,876)	(3,677)	(3,199)	(13,368)	(6,497)	(6,871)

Net Interest Income	$(1,926)	$(3,779)	$1,853	$(4,422)	$(4,403)	$(19)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decrease in net interest income in the three months ended June 30, 2012 from the comparable period of 2011 reflects rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate. The rate variances were the result of the low interest rate environment, with unfavorable rate variances on assets partially offset by favorable rate variances on liabilities. Volume variances were favorable in the aggregate, as reductions in time deposits and long-term debt balances and an increase in investment securities balances were partially offset by a reduction in total portfolio loan balances.

The decrease in net interest income in the six months ended June 30, 2012 from the comparable period of 2011 reflects rate variances that were unfavorable in the aggregate and volume variances that were slightly unfavorable in the aggregate. The rate variances were the result of the low interest rate environment, with unfavorable rate variances on assets partially offset by favorable rate variances on liabilities. Volume variances were slightly unfavorable in the aggregate, as a reduction in total portfolio loan balances were almost entirely offset by reductions in time deposits and long-term debt balances and an increase in investment securities balances.

Noninterest Income

The components of noninterest income are presented below.

Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Change in 2012		June 30,		Change in 2012
(in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Service charges on deposit accounts	$9,355	$9,753	$(398)	(4.1)%	$18,340	$19,182	$(842)	(4.4)%
Trust fees	3,582	3,811	(229)	(6.0)	7,184	7,734	(550)	(7.1)
Mortgage and other loan income	1,952	1,883	69	3.7	3,810	4,825	(1,015)	(21.0)
Brokerage and investment fees	1,331	1,533	(202)	(13.2)	2,654	2,641	13	0.5
Card-based and other nondeposit fees	4,444	4,394	50	1.1	8,709	8,387	322	3.8
Net gains on loans held for sale	6	1,179	(1,173)	(99.5)	923	73	850	N/M
Investment securities gains (losses)	—	(993)	993	100.0	—	(1,376)	1,376	100.0
Other income	1,675	1,765	(90)	(5.1)	4,965	5,002	(37)	(0.7)

Total noninterest income	$22,345	$23,325	$(980)	(4.2)	$46,585	$46,468	$117	0.3

*	N/M - Not meaningful

The decrease in noninterest income in the second quarter of 2012 from the second quarter of 2011 reflects lower net gains on loans held for sale and, to a lesser extent, decreases in service charges on deposit accounts, and trust fees, partially offset by the absence of investment securities losses. The lower net gains on loans held for sale were primarily the result of reduced loan sale activity in the second quarter of 2012. The reduction in service charges on deposit accounts was directly related to the impact of regulatory changes resulting from the Dodd-Frank Act and guidance issued by the FDIC related to overdraft payment programs. The decrease in trust fees was the result of a reduced level of trust assets under administration.

Noninterest income for the six months ended June 30, 2012 was essentially unchanged from the comparable period of 2011 as increases in gains on loans held for sale and the absence of investment securities losses were offset by decreases in mortgage and other loan income, service charges on deposit accounts, and trust fees. The higher net gain on loans held for sale was primarily the result of fewer writedowns to reflect fair value declines of the underlying collateral. In addition, Citizens recorded no sales on investment securities in 2012 as compared to net losses on sales of investment securities in 2011. The reduced mortgage and other loan income was primarily due to lower commitment fees. The reduction in service charges on deposit accounts was directly related to the impact of regulatory changes resulting from the Dodd-Frank Act and guidance issued by the FDIC related to overdraft payment programs. The decrease in trust fees was the result of a reduced level of trust assets under administration.

Noninterest Expense

The components of noninterest expense are presented below.

Noninterest Expense

	Three Months Ended June 30,		Change in 2012		Six Months Ended June 30,		Change in 2012
(in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$32,801	$31,265	$1,536	4.9%	$66,099	$62,283	$3,816	6.1%
Occupancy	6,140	6,047	93	1.5	12,837	13,609	(772)	(5.7)
Professional services	2,465	2,407	58	2.4	4,488	4,626	(138)	(3.0)
Equipment	2,904	2,841	63	2.2	6,206	5,893	313	5.3
Data processing services	3,721	4,247	(526)	(12.4)	7,769	8,599	(830)	(9.7)
Advertising and public relations	1,708	1,802	(94)	(5.2)	3,043	2,371	672	28.3
Postage and delivery	1,119	1,120	(1)	(0.0)	2,218	2,236	(18)	(0.8)
Other loan expenses	3,266	3,314	(48)	(1.4)	6,452	8,569	(2,117)	(24.7)
(Gains) losses on other real estate (ORE)	(173)	1,355	(1,528)	(112.8)	(559)	10,477	(11,036)	(105.3)
ORE expenses	266	1,029	(763)	(74.1)	716	2,797	(2,081)	(74.4)
Intangible asset amortization	545	778	(233)	(30.0)	1,123	1,606	(483)	(30.1)
Other expenses	11,577	13,239	(1,662)	(12.6)	23,047	28,034	(4,987)	(17.8)

Total noninterest expense	$66,339	$69,444	$(3,105)	(4.5)	$133,439	$151,100	$(17,661)	(11.7)

The decrease in noninterest expense for the three and six months ended June 30, 2012 compared to the comparable periods of 2011 was primarily the result of gains on other real estate (ORE) compared to significant losses in 2011, lower other expense, and lower other loan expense and ORE expenses, partially offset by an increase in salaries and employee benefits. The losses on ORE and higher ORE expenses in 2011 were incurred as a result of the problem asset resolution initiatives that were substantially completed during the first quarter of 2011. The net decrease in other expenses was directly related to lower FDIC premiums. Lower other loan expense was primarily the result of lower origination volume and lower foreclosure-related expenses. The increase in salaries and employee benefits was directly related to the reinstatement of employer contributions to the 401(k) plan and higher salary and incentive costs.

Income Taxes and Deferred Tax Asset

Citizens recorded a benefit for income taxes of $276.8 million for the second quarter of 2012, compared to a benefit of $10.3 million for the second quarter of 2011. For the first six months of 2012, the income tax benefit totaled $276.8 million, compared with a benefit of $10.2 million for the same period of 2011. The increase in tax benefit for 2012 was primarily the result of eliminating the valuation allowance against our deferred tax asset. As of June 30, 2012, the recorded balance of the net deferred tax asset was $268.9 million, reported in Other Assets on the Consolidated Balance Sheets.

Based on an evaluation of the then available positive and negative evidence, Citizens determined it was appropriate to establish a full valuation allowance on our deferred tax asset as of December 31, 2008. The deferred tax asset is reviewed on a quarterly basis and based on the analysis of positive and negative evidence at June 30, 2012, the positive evidence outweighed the negative evidence and therefore Citizens determined that a deferred tax asset valuation allowance was no longer necessary. The significant positive evidence in our analysis includes: five consecutive quarters of profitability, termination of the written agreement with our primary regulators, improved capital levels, solid, credit metrics, strong deposit mix, reduced regulatory risk, and a stabilizing economy. As a result of this analysis, the deferred tax asset valuation allowance was reversed in the second quarter of 2012.

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

Net income for Regional Banking increased for the three months ended June 30, 2012 compared to the same period of the prior year. For the six months ended June 30, 2012, Regional Banking recorded net income compared to a net loss for the same period of the prior year. The variances were primarily due to lower provision for loan losses and lower noninterest expense, as a result of the substantial completion of Citizens’ accelerated problem asset resolution initiatives in early 2011. The variances were partially offset by higher income tax expense.

Specialty Consumer recorded a net loss for the three months ended June 30, 2012, compared to net income for the same period of the prior year. The variance was a result of higher provision for loan losses, and lower noninterest income, partially offset by lower noninterest expense and lower income taxes. The lower noninterest income was directly related to writedowns on residential held for sale loans in the second quarter of 2012. The lower noninterest expense was the result of lower ORE expenses. Specialty Consumer recorded net income for the six months ended June 30, 2012, as compared to a net loss for the same period in 2011. The variance was a result of lower provision for loan losses, which reflect the results of our focused efforts to improve asset quality and stabilize portfolio credit metrics as well as an overall decrease in loan balances, partially offset by higher income taxes.

Net income for Specialty Commercial increased for the three months ended June 30, 2012, compared to the same period of the prior year. The improvement was a result of higher net interest income and lower provision for loan losses, partially offset by lower noninterest income and higher taxes in 2012. The higher net interest income is directly related to the increase in C&I lending. The lower provision expense was directly related to the accelerated problem asset resolution initiatives in 2011. Specialty Commercial recorded net income for the six months ended June 30, 2012 compared to a net loss in the same period of the prior year. The improvement was a result of higher net interest income, lower provision for loan losses, and lower noninterest expense, partially offset by higher taxes in 2012. The higher net interest income is directly related to the increase in C&I lending. The lower provision expense was directly related to the previously mentioned accelerated problem asset resolution initiatives. The decrease in noninterest expense reflected the improved asset quality of the portfolio.

Net income for Wealth Management for the three and six months ended June 30, 2012 decreased over the prior year primarily due to a decrease in noninterest income relating to trust fees and an increase in noninterest expense relating to an increase in salaries and employee benefits expense.

Net income for the Other line of business increased for the three months ended June 30, 2012 as compared to the prior year. The Other line of business recorded net income for the six months ended June 30, 2012 compared to a net loss in the same period of the prior year. The increases were directly related to the elimination of the valuation allowance on the deferred tax asset. These increases were partially offset by decreases in net interest income, primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. Noninterest expense increased for the three months ended June 30, 2012 as compared to the prior year, primarily related to increases in occupancy expenses. For the six months ended June 30, 2012, noninterest expense decreased as a result of decreases in ORE expenses.

Financial Condition

Total assets at June 30, 2012 were $9.7 billion, an increase of $207.6 million or 2.2% over December 31, 2011 and $174.9 million or 1.8% over June 30, 2011 as a result of restoring the deferred tax asset.

Money Market Investments

Money market investments at June 30, 2012 totaled $203.9 million, a decrease of $109.8 million or 35.0% from December 31, 2011 primarily related to the use of funds to pay off maturing high cost funding. Compared to June 30, 2011, money market funds increased $27.0 million or 15.3% as less funds were used to purchase investment securities.

Investment Securities

Investment securities at June 30, 2012 totaled $2.8 billion, essentially unchanged from December 31, 2011 and a decrease of $74.9 million or 2.6% from June 30, 2011. The decrease reflects fewer funds used to purchase investment securities.

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

Loan Portfolios (in thousands)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Land hold	$5,119	$5,387	$6,542	$6,818	$7,426
Land development	7,006	7,226	13,104	22,232	22,507
Construction	4,591	6,410	5,847	5,410	8,111
Income producing	803,546	877,461	913,755	975,262	1,019,551
Owner-occupied	597,147	590,575	605,113	634,179	664,647

Total commercial real estate	1,417,409	1,487,059	1,544,361	1,643,901	1,722,242
Commercial and industrial	1,711,411	1,657,140	1,543,529	1,531,492	1,349,803

Total commercial	3,128,820	3,144,199	3,087,890	3,175,393	3,072,045

Residential mortgage	588,144	611,166	637,245	654,561	708,164
Direct consumer	881,070	903,238	933,314	954,831	978,319
Indirect consumer	923,714	869,460	871,086	887,542	869,109

Total consumer	2,392,928	2,383,864	2,441,645	2,496,934	2,555,592

Total portfolio loans	$5,521,748	$5,528,063	$5,529,535	$5,672,327	$5,627,637

Total portfolio loans were essentially unchanged from December 31, 2011 as the growth in our C&I and indirect portfolios was offset by declines in our CRE, direct and residential mortgage portfolios.

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

The commercial Underwriting Guidelines outline product- and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually and more frequently if changes occur in the borrower’s capacity to repay or in the general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineate maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, at origination, maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Currently, new commercial land hold and land development loans are not being originated by Citizens. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.

The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios, and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At June 30, 2012, December 31, 2011 and June 30, 2011, the outstanding balance of these loans and the associated interest income was immaterial.

In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011 and 2012, the amount of new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, was immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor for losses resulting from the breach. During the first six months of 2012 and 2011, Citizens repurchased $2.1 million and $0.5 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $3.6 million and $2.9 million in the first six months of 2012 and 2011, respectively in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of June 30, 2012, Citizens’ home equity portfolio totaled $714.8 million, and had an average loan size of $36,195 with an average refreshed FICO score of 740. As of June 30, 2012, other direct installment loans totaled $166.3 million and had an average loan size of $19,514 with an average refreshed FICO score of 726.

Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of June 30, 2012, indirect consumer loans had an average loan size of $23,747 with an average refreshed FICO score of 740.

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

•	Net Charge-Offs – The portion of loans that have been charged-off during each quarter, net of recoveries.

Delinquency Rates By Loan Portfolio

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
30 to 89 days past due (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$—	—%	$—	—%	$21	0.32%	$—	—%	$571	7.69%
Land development	—	—	130	1.81	—	—	216	0.97	—	—
Construction	—	—	—	—	—	—	—	—	1,722	21.23
Income producing	1,519	0.19	1,447	0.16	2,508	0.27	3,325	0.34	1,597	0.16
Owner-occupied	936	0.16	5,177	0.88	2,345	0.39	5,817	0.92	6,524	0.98

Total commercial real estate	2,455	0.17	6,754	0.45	4,874	0.32	9,358	0.57	10,414	0.60
Commercial and industrial	1,565	0.09	2,887	0.17	2,454	0.16	2,594	0.17	3,637	0.27

Total commercial	4,020	0.13	9,641	0.31	7,328	0.24	11,952	0.38	14,051	0.46

Residential mortgage	7,731	1.31	7,568	1.24	9,544	1.50	9,079	1.39	11,564	1.63
Direct consumer	12,396	1.41	14,002	1.55	17,810	1.91	18,629	1.95	20,393	2.08
Indirect consumer	8,504	0.92	8,780	1.01	13,067	1.50	9,898	1.12	10,681	1.23

Total consumer	28,631	1.20	30,350	1.27	40,421	1.66	37,606	1.51	42,638	1.67

Total delinquent loans	$32,651	0.59	$39,991	0.72	$47,749	0.86	$49,558	0.87	$56,689	1.01

The decreases in total delinquencies as of June 30, 2012 compared to December 31, 2011 and June 30, 2011 were driven by the continued emphasis on proactively managing and resolving delinquent commercial and consumer loans and reflect the improving risk profile of the loan portfolio.

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

Nonperforming Assets

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio

Land hold	$326	6.37%	$—	—%	$—	—%	$167	2.45%	$167	2.25%
Land development	3	0.05	207	2.87	213	1.62	12	0.05	379	1.68
Construction	—	—	150	2.34	150	2.57	257	4.76	559	6.89
Income producing	19,408	2.42	18,566	2.12	21,171	2.32	23,227	2.38	20,180	1.98
Owner-occupied	18,187	3.05	20,716	3.51	23,798	3.93	27,540	4.34	21,169	3.18

Total commercial real estate	37,924	2.68	39,639	2.67	45,332	2.94	51,203	3.11	42,454	2.47
Commercial and industrial	21,676	1.27	14,629	0.88	16,946	1.10	18,536	1.21	20,995	1.56

Total nonaccruing commercial	59,600	1.90	54,268	1.73	62,278	2.02	69,739	2.20	63,449	2.07

Residential mortgage	13,474	2.29	11,137	1.82	11,312	1.78	13,074	2.00	30,693	4.33
Direct consumer	9,263	1.05	8,895	0.98	12,115	1.30	14,704	1.54	13,944	1.43
Indirect consumer	1,875	0.20	1,074	0.12	953	0.11	1,256	0.14	1,281	0.15

Total nonaccruing consumer	24,612	1.03	21,106	0.89	24,380	1.00	29,034	1.16	45,918	1.80

Total nonaccruing loans	84,212	1.53	75,374	1.37	86,658	1.57	98,773	1.74	109,367	1.94
Loans 90+ days still accruing	59	—	164	—	770	0.01	1,368	0.02	1,604	0.03

Total nonperforming portfolio loans	84,271	1.53	75,538	1.37	87,428	1.58	100,141	1.77	110,971	1.97
Nonperforming held for sale	887		3,264		2,372		20,134		11,395
Other repossessed assets acquired	8,817		11,803		12,422		16,665		17,032

Total nonperforming assets	$93,975		$90,605		$102,222		$136,940		$139,398

Restructured loans still accruing	$18,187		$17,911		$32,347		$12,206		$12,682

Commercial inflows	$23,828		$14,027		$13,269		$23,901		$24,370
Commercial outflows	(18,496)		(22,037)		(20,730)		(17,611)		(38,321)

Net change	$5,332		$(8,010)		$(7,461)		$6,290		$(13,951)

The decreases from December 31, 2011 and June 30, 2011 were related to proactively managing and resolving delinquent commercial and consumer loans and reflects the improving risk profile of the loan portfolio.

Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is considered impaired when Citizens determines that it is probable that all of the contractual principal and interest due under the loan may not be collected. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment. At June 30, 2012, the recorded investment balance of TDRs approximated $28.3 million, of which $18.2 million were on accrual status and $10.1 million were on nonaccrual status. Of this total, $23.1 million were consumer and residential TDRs that carried a total specific reserve of $3.8 million. Of these TDRs, 48.8% involved only a reduction in interest rate, 31.0% involved both reduced interest rate and term extensions and 20.2% involved only term extensions. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

Net Charge-Offs					Three Months Ended
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
(in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*

Land hold	$(58)	(4.58)%	$—	—%	$(33)	(2.00)%	$—	—%	$4,719	N/M	%
Land development	100	5.76	(83)	(4.64)	3,079	93.21	43	0.76	38	0.68
Construction	14	1.24	(101)	(6.33)	(4)	(0.24)	(5)	(0.34)	(1)	(0.04)
Income producing	3,100	1.55	4,151	1.90	11,924	5.18	3,156	1.28	8,228	3.24
Owner-occupied	2,384	1.61	2,537	1.73	5,791	3.80	2,129	1.33	3,149	1.90

Total commercial real estate	5,540	1.57	6,504	1.76	20,757	5.33	5,323	1.28	16,133	3.76
Commercial and industrial	5,249	1.23	3,029	0.74	1,032	0.27	1,225	0.32	7,176	2.13

Total commercial	10,789	1.39	9,533	1.22	21,789	2.80	6,548	0.82	23,309	3.04

Residential mortgage	3,506	2.40	5,076	3.34	1,170	0.73	18,364	11.13	4,431	2.51
Direct consumer	5,666	2.59	10,935	4.87	6,930	2.95	5,710	2.37	5,605	2.30
Indirect consumer	2,225	0.97	2,572	1.19	2,746	1.25	2,797	1.25	2,076	0.96

Total consumer	11,397	1.92	18,583	3.14	10,846	1.76	26,871	4.27	12,112	1.90

Total net charge-offs	$22,186	1.62	$28,116	2.05	$32,635	2.30	$33,419	2.34	$35,421	2.51

*	Represents an annualized rate.

N/M - Not Meaningful

The decreases in net charge-offs compared to December 31, 2011 and June 30, 2011 reflect the continued stability and steady improvement in portfolio and economic trends.

Nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan is five payments past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell before the loan becomes 120 days past due.

A summary of loan loss experience is provided below.

Analysis of Allowance for Loan Losses
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Allowance for loan losses - beginning of period	$153,007	$224,117	$172,726	$296,031
Provision for loan losses	5,299	17,596	13,696	106,320
Charge-offs	28,328	38,060	60,966	202,914
Recoveries	6,142	2,639	10,664	6,855

Net charge-offs	22,186	35,421	50,302	196,059

Allowance for loan losses - end of period	$136,120	$206,292	$136,120	$206,292

Portfolio loans outstanding at period end (1)	$5,521,748	$5,627,637	$5,521,748	$5,627,637
Average portfolio loans outstanding during period (1)	5,517,726	5,668,752	5,513,127	5,859,022
Allowance for loan losses as a percentage of portfolio loans	2.47%	3.67%	2.47%	3.67%
Ratio of net charge-offs during period to average portfolio loans (annualized)	1.62	2.51	1.83	6.75

(1)	Balances exclude loans held for sale.

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses incurred in the loan portfolio as of the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied that focuses on changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, underlying collateral, historical losses on each portfolio category and other qualitative and quantitative factors which could affect probable loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a formula-based risk allocated allowance for the remainder of the portfolio and a general valuation estimate. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors.

The following table summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total nonperforming portfolio loans represented by each loan type.

Allocation of the Allowance for Loan Losses(1)

	June 30, 2012		December 31, 2011		June 30, 2011
(in thousands)	ALLL	Related NPL (2)	ALLL	Related NPL (2)	ALLL	Related NPL (2)
Specific allocated allowance:
Commercial and industrial	$245	$14,492	$42	$8,908	$169	$13,382
Commercial real estate	2,273	30,705	4,110	34,071	3,706	33,573
Residential mortgage	3,332	4,371	2,837	6,610	2,388	14,121
Direct consumer	443	1,132	70	1,147	184	1,289
Indirect consumer	—	—	—	478	—	474

Total specific allocated allowance	6,293	50,700	7,059	51,214	6,447	62,839
Risk allocated allowance:
Commercial and industrial	18,074	7,242	25,032	8,804	30,382	9,211
Commercial real estate	45,581	7,219	58,589	11,261	76,921	8,881

Total commercial	63,655	14,461	83,621	20,065	107,303	18,092
Residential mortgage	23,979	9,103	33,623	4,702	41,537	16,572
Direct consumer	30,811	8,132	32,950	10,972	32,504	12,661
Indirect consumer	9,382	1,875	12,973	475	15,501	807

Total risk allocated allowance	127,827	33,571	163,167	36,214	196,845	48,132

Total	134,120	84,271	170,226	87,428	203,292	110,971
General valuation allowances	2,000	—	2,500	—	3,000	—

Total	$186,120	$84,271	$172,726	$87,428	$206,292	$110,971

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	1.69%		0.48%		1.26%
Commercial real estate	7.40		12.06		11.04
Residential mortgage	76.22		42.93		16.91
Direct consumer	39.12		6.08		14.28
Total specific allocated allowance	12.41		13.78		10.26

Risk allocated allowance:
Commercial and industrial	249.62		284.31		329.86
Commercial real estate	631.41		520.33		N/M
Total commercial	440.23		416.76		593.10
Residential mortgage	263.41		N/M		250.65
Direct consumer	378.91		300.31		256.72
Indirect consumer	500.36		N/M		N/M
Total risk allocated allowance	380.78		450.55		408.97
Total	161.53		197.56		185.90

ALLL as a percentage of portfolio loans (3)
Risk allocated allowance: (4)
Commercial and industrial	1.07		1.63		2.27
Commercial real estate	3.29		3.88		4.56
Total commercial	2.06		2.75		3.55
Residential mortgage	4.11		5.33		5.98
Direct consumer	3.50		3.53		3.33
Indirect consumer	1.02		1.49		1.78
Total risk allocated allowance	2.34		2.98		3.54
Total allowance	2.47		3.12		3.67

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

Total Allowance for Loan Losses. The decreases in the total allowance and the allowance as a percentage of nonperforming loans from December 31, 2011 and June 30, 2011 were primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the stability in both portfolio and economic trends.

Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at June 30, 2012. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $5.3 million in the second quarter of 2012, compared with $17.6 million in the second quarter of 2011. The decrease in the provision was primarily due to the previously mentioned improvements in credit quality and decline in loan balances, which resulted in a decline in the required allowance for loan losses.

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

The specific allocated allowance decreased from December 31, 2011 and June 30, 2011, primarily as a result of the improved mix of evaluated balances where the estimated fair value of the collateral provides sufficient coverage for the remaining outstanding balance. As a percentage of non performing loans, the specific allocated allowance decreased from December 31, 2011 as a result of a decrease in the allowance related to nonperforming commercial real estate loans. The increase from June 30, 2011 in the specific allowance as a percentage of nonperforming loans was a result of an increase in the allowance related to accuring residential mortgage TDRs.

Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decrease from December 31, 2011 and June 30, 2011 reflects the continuing stability in both portfolio and economic trends. The majority of the decline from June 30, 2011 relates to the improvement in credit quality of the remaining portfolio at June 30, 2012, as evidenced by the 71.4% decline in commercial loans past due 30-89 days and the 23.0% decline in nonaccruing loans.

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

Loans Held for Sale

Loans held for sale at June 30, 2012 were $14.5 million, an increase of $4.1 million or 39.6% from December 31, 2011 and a decrease of $5.0 million or 25.6% from June 30, 2011. The increase from December 31, 2011 reflects an increase in the balance of mortgages originated for resale. The decrease from June 30, 2011 reflects declines due to customer paydowns, workout activities, sales, writedowns to reflect further fair value declines of the underlying collateral, and transfers to ORE.

Deposits

Total deposits at June 30, 2012 were $7.3 billion, a decrease of $107.2 million or 1.5% from December 31, 2011 and a decrease of $157.0 million or 2.1% from June 30, 2011. Core deposits, which exclude all time deposits, totaled $5.4 billion at June 30, 2012, an increase of $236.0 million or 4.5% from December 31, 2011 and an increase of $432.9 million or 8.7% over June 30, 2011. The increases in core deposits were the result of a continued focus on core deposit gathering. Time deposits totaled $1.9 billion at June 30, 2012, a decrease of $343.2 million or 15.6% from December 31, 2011 and a decrease of $589.9 million or 24.1% from June 30, 2011. The decreases were primarily the result of strategic reductions in single service high cost retail time deposits and brokered time deposits.

Citizens primarily gathers deposits from the local markets it serves but has utilized brokered deposits from time to time when cost effective. Excluding brokered deposits, Citizens had $531.2 million in time deposits of $100,000 or more at June 30, 2012, compared with $614.6 million at December 31, 2011 and $683.8 million at June 30, 2011. Time deposits greater than $100,000 decreased primarily as a result of the strategic focus on growing relationship balances, which resulted in a reduction in single service high cost retail time deposits. At June 30, 2012, Citizens had $141.5 million in brokered deposits, compared with $248.7 million at December 31, 2011 and $261.4 million at June 30, 2011. Brokered deposit balances decreased as excess liquidity was used to pay off maturing balances. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

Borrowed Funds

Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at June 30, 2012 totaled $39.2 million, a decrease of $0.9 million or 2.3% from December 31, 2011 and a decrease of $4.8 million or 10.8% from June 30, 2011. The decreases reflect a reduction in short-term repurchase agreement balances.

Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the Bank, debt issued by the Holding Company, and other borrowed funds. Long-term debt at June 30, 2012 totaled $853.0 million, essentially unchanged from December 31, 2011 and a decrease of $28.1 million or 3.2% from June 30, 2011. The decreases were primarily the result of using excess liquidity to pay down wholesale funding at its contractual maturity.

Capital Resources

Shareholders’ equity at June 30, 2012 totaled $1.3 billion, an increase of $316.3 million or 31.0% from December 31, 2011 and an increase of $356.1 million or 36.4% from June 30, 2011, in each case primarily as a result of the elimination of the valuation allowance on the deferred tax asset. Book value per common share at June 30, 2012, December 31, 2011, and June 30, 2011 was $25.85, $18.24, and $17.34, respectively.

Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. Citizens’ capital ratios are presented below.

Capital Ratios	Regulatory Minimum for “Well- Capitalized”	June 30, 2012	December 31, 2011	June 30, 2011
Leverage ratio	5.00%	9.77%	8.45%	7.83%
Tier 1 capital ratio	6.00	14.70	13.51	12.43
Total capital ratio	10.00	15.96	14.84	13.77
Tier 1 common equity (non-GAAP)		8.50	7.24	6.36
Tangible equity to tangible assets (non-GAAP)		10.82	7.59	7.12
Tangible common equity to tangible assets (non-GAAP)		7.73	4.47	4.05

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

Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings could impact Citizens’ ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit ratings were downgraded throughout 2009 and 2010. In January of 2012, Fitch Ratings raised Citizens’ long-term issuer rating from CCC to B with a positive outlook. In February of 2012, Moody’s affirmed Citizens’ ratings and raised the long-term issuer rating outlook to stable. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and the Bank, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

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

The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiary and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus the retained net income of the preceding two years (which was negative during 2010 and 2011). Distributions in excess of this limit require prior regulatory approval. Since 2009, neither the Holding Company nor the Bank has paid any dividends. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s current cash available for use totaled $54.0 million as of June 30, 2012. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.

The primary source of liquidity for the Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company.

Citizens maintains a strong liquidity position, with substantial on- and off-balance sheet liquidity sources and a very stable funding base comprised of approximately 75% deposits, 9% long-term debt, 14% equity, and 2% short-term liabilities. Securities available for sale and money market investments can be sold for cash to provide additional liquidity, if necessary.

Since the first quarter of 2010, Citizens has deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program, in each case, as permitted by the underlying documentation. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.5 million of cash annually, although such amounts continue to accrue. Citizens evaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of June 30, 2012, the amount of the arrearage (including interest on missed dividends) on the dividend payments of the Series A Preferred Stock is $39.9 million and the amount accrued (including interest on missed interest payments) on the subordinated debentures associated with the trust preferred securities is $12.4 million. The Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the Series A Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears.

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation have terminated their written agreement with Citizens, and its subsidiary, Citizens Bank dated July 28, 2010.

Citizens’ long-term debt to equity ratio improved to 63.9% as of June 30, 2012 compared with 83.8% as of December 31, 2011, and 89.9% as of June 30, 2011. Changes in deposit obligations and short-term and long-term debt during the second quarter of 2012 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” Citizens believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.

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

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $1.1 billion or 11.1% of total assets as of June 30, 2012 compared with $843.0 million or 8.9% of total assets at December 31, 2011. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with June 30, 2012 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

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

Net interest income simulations were performed as of June 30, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 1.6% and 2.8%, respectively, from what it would be if rates were to remain at June 30, 2012 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at June 30, 2012, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates as at December 31, 2011. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Although Citizens was not in compliance at June 30, 2012, the value required to be paid under these agreements at that date if the counterparties had exercised their rights to terminate was not material. Further discussion of derivative instruments is included in Note 13 to the unaudited Consolidated Financial Statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the first quarter of 2012, putative class action litigation was filed against the Bank and the Corporation, in the United States District Court for the Eastern District of Michigan and in Genesee County Circuit Court in the State of Michigan, relating to the Bank’s practices in posting debit card transactions to customers’ deposit accounts. The class of plaintiffs, which purports to constitute substantially all of the Bank’s customers during the class period, alleges that the Bank improperly reordered debit card transactions from the highest amount to lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Bank should have processed such transactions in the chronological order they were authorized or from lowest to highest, and seek restitution for the fees they claim were wrongly charged as well as a declaratory judgment and attorney fees. The state court action was stayed, and the same lead plaintiff then filed suit in federal court. During the second quarter of 2012, the two federal cases were consolidated into one case pending in the United States District Court for the Eastern District of Michigan under the caption Jane Simpson, et al.v. Citizens Bank, U.S. District Court Case No. 2:12-cv-10267, while the state court action was dismissed. Citizens has filed a motion to dismiss the consolidated federal action, which motion is currently pending. This litigation is still in its early stages and there can be no assurance that the outcome will not be adverse to Citizens. However, based on the information currently known, Citizens does not believe the resolution of this litigation will have a material adverse effect on its results of operations, cash flows or financial condition.

Item 1A. Risk Factors

For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2011 Annual Report on Form 10-K, as updated by Item 1A of part II of Citizens’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. These risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, and results of operations.

As previously disclosed, Citizens eliminated the valuation allowance against the deferred tax asset during the second quarter of 2012. As a result, the risk factor in Item 1A of Citizens’ Form 10-K for the year ended December 31, 2011 entitled “We may not realize our deferred income tax assets and loss carryforwards” was amended and restated as set forth below.

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

Other than the foregoing and as set forth in Citizens’ Quarterly Report on Form 10-Q for the period ended March 31, 2012, there have been no material changes to the risk factors set forth in Item 1A of Citizens’ Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (2)

April 2012	—	$—	—	124,115
May 2012	18,649	17.08	—	124,115
June 2012	—	—	—	124,115

Total	18,649	$17.08	—	124,115

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

Item 3. Defaults Upon Senior Securities

As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of June 30, 2012, the amount of the arrearage (including interest on the dividend payments) on the dividend payments of the Series A Preferred Stock is $39.9 million and the amount of the arrearage (including interest on the interest payments) on the payments on the subordinated debt associated with the trust preferred securities is $12.4 million.

Item 6. Exhibits

The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.

Date:	August 6, 2012	By	/s/ Lisa T. McNeely
Lisa T. McNeely
Chief Financial Officer
(principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit No.	Description

10.68	Form of Long Term Incentive Restricted Stock Agreement with Cathleen H. Nash (April 2012)

10.69	Form of Long Term Incentive Restricted Stock Unit Agreement with Lisa T. McNeely, Mark W. Widawski, Judith L. Klawinski, and Thomas W. Gallagher (April 2012)

10.70	Form of Stock Salary Agreement with Cathleen H. Nash, Lisa T. McNeely, Mark W. Widawski, and Judith L. Klawinski (April 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.