Form 10-Q
period 2012-09-30
CITIZENS REPUBLIC BANCORP, INC.
filed 2012-11-01
CIK 351077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, No Par Value	40,499,647 Shares

Citizens Republic Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

Citizens Republic Bancorp, Inc.

	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011
Assets
Cash and due from banks	$162,705	$153,418	$147,418
Money market investments	223,818	313,632	283,018
Investment Securities:
Securities available for sale, at fair value	1,541,567	1,312,733	1,307,977
Securities held to maturity, at amortized cost (fair value of $1,378,310, $1,487,550 and $1,491,048, respectively)	1,313,504	1,444,054	1,454,873

Total investment securities	2,855,071	2,756,787	2,762,850
FHLB and Federal Reserve stock	122,123	117,943	123,696
Portfolio loans:
Commercial and industrial	1,688,996	1,543,529	1,531,492
Commercial real estate	1,335,601	1,544,361	1,643,901

Total commercial	3,024,597	3,087,890	3,175,393
Residential mortgage	570,295	637,245	654,561
Direct consumer	865,777	933,314	954,831
Indirect consumer	970,235	871,086	887,542

Total portfolio loans	5,430,904	5,529,535	5,672,327
Less: Allowance for loan losses	(122,125)	(172,726)	(190,354)

Net portfolio loans	5,308,779	5,356,809	5,481,973
Loans held for sale	30,062	10,402	30,221
Premises and equipment	92,005	97,970	98,954
Goodwill	318,150	318,150	318,150
Other intangible assets	5,792	7,428	8,116
Bank owned life insurance	222,610	220,280	219,248
Other assets	383,675	110,030	126,544

Total assets	$9,724,790	$9,462,849	$9,600,188

Liabilities
Noninterest-bearing deposits	$1,854,715	$1,614,311	$1,621,451
Interest-bearing demand deposits	1,092,679	951,590	945,458
Savings deposits	2,574,642	2,627,665	2,652,267

Core deposits	5,522,036	5,193,566	5,219,176
Time deposits	1,780,929	2,201,375	2,320,728

Total deposits	7,302,965	7,394,941	7,539,904
Federal funds purchased and securities sold under agreements to repurchase	42,796	40,098	40,599
Other short-term borrowings	—	—	640
Other liabilities	168,351	154,088	154,232
Long-term debt	852,481	854,185	855,670

Total liabilities	8,366,593	8,443,312	8,591,045
Shareholders’ Equity
Preferred stock - no par value Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 9/30/12, 12/31/11, and 9/30/11, redemption value of $300 million	290,580	285,114	283,360
Common stock - no par value Authorized - 105,000,000 shares at 9/30/12,12/31/11, and 9/30/11; Issued and outstanding - 40,178,907 at 9/30/12, 40,049,198 at 12/31/11 and 40,034,943 at 9/30/11	1,436,925	1,434,803	1,433,765
Retained deficit	(363,659)	(694,560)	(706,907)
Accumulated other comprehensive loss	(5,649)	(5,820)	(1,075)

Total shareholders’ equity	1,358,197	1,019,537	1,009,143

Total liabilities and shareholders’ equity	$9,724,790	$9,462,849	$9,600,188

See notes to consolidated financial statements.

Consolidated Statements of Operations (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$73,376	$77,212	$222,205	$235,600
Interest and dividends on investment securities:
Taxable	16,034	20,508	49,356	60,664
Tax-exempt	2,157	2,613	6,610	8,412
Dividends on FHLB and Federal Reserve stock	1,196	974	3,487	3,143
Money market investments	152	168	481	670

Total interest income	92,915	101,475	282,139	308,489

Interest Expense
Deposits	8,779	13,528	29,243	44,945
Short-term borrowings	11	20	42	57
Long-term debt	8,320	9,086	25,251	28,426

Total interest expense	17,110	22,634	54,536	73,428

Net Interest Income	75,805	78,841	227,603	235,061
Provision for loan losses	5,195	17,481	18,891	123,801

Net interest income after provision for loan losses	70,610	61,360	208,712	111,260

Noninterest Income
Service charges on deposit accounts	9,554	10,362	27,894	29,544
Trust fees	3,635	3,622	10,818	11,356
Mortgage and other loan income	2,028	2,089	5,839	6,915
Brokerage and investment fees	1,831	1,188	4,486	3,829
Card-based and other nondeposit fees	4,431	4,475	13,140	12,862
Net (losses) gains on loans held for sale	(184)	1,952	739	2,025
Investment securities gains (losses)	—	3	—	(1,373)
Other income	2,415	736	7,380	5,737

Total noninterest income	23,710	24,427	70,296	70,895
Noninterest Expense
Salaries and employee benefits	33,589	30,280	99,687	92,563
Occupancy	6,129	6,125	18,965	19,734
Professional services	6,806	2,394	11,294	7,020
Equipment	2,937	2,918	9,144	8,811
Data processing services	4,427	3,823	12,196	12,422
Advertising and public relations	1,847	2,179	4,890	4,550
Postage and delivery	1,157	1,142	3,375	3,378
Other loan expenses	3,121	3,941	9,574	12,510
Losses on other real estate (ORE)	941	1,210	382	11,687
ORE expenses	323	529	1,039	3,326
Intangible asset amortization	513	732	1,636	2,338
Other expense	10,265	10,138	33,312	38,172

Total noninterest expense	72,055	65,411	205,494	216,511

Income (Loss) before Income Taxes	22,265	20,376	73,514	(34,356)
Income tax provision (benefit)	1,274	(12,568)	(275,514)	(22,779)

Net Income (Loss)	20,991	32,944	349,028	(11,577)
Dividend on redeemable preferred stock	(6,130)	(5,761)	(18,127)	(17,088)

Net Income (Loss) Attributable to Common Shareholders	$14,861	$27,183	$330,901	$(28,665)

Net Income (Loss) Per Common Share:
Basic	$0.37	$0.68	$8.19	$(0.73)
Diluted	0.37	0.68	8.19	(0.73)
Average Common Shares Outstanding:
Basic	39,489	39,433	39,469	39,418
Diluted	39,489	39,433	39,469	39,418

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

Citizens Republic Bancorp, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net Income (Loss)	$20,991	$32,944	$349,028	$(11,577)
Other comprehensive income
Unrealized gain on securities available for sale	10,887	2,817	13,944	15,120
Reclassification adjustment for net (gain) loss on securities included in net income	—	(3)	—	1,373
Unrealized gain on securities transferred from available for sale to held to maturity	—	—	—	18,510
Amortization of unrealized gain on securities transferred to held to maturity	(1,715)	(1,675)	(5,571)	(1,887)
Unrealized loss on qualifying cash flow hedges, net of change and reclassifications	(2,065)	(1,428)	(8,110)	(3,816)

Other comprehensive income (loss), before income taxes	7,107	(289)	263	29,300
Income tax provision (benefit) related to other comprehensive income items	2,488	(137)	92	10,219

Other comprehensive income (loss)	4,619	(152)	171	19,081

Comprehensive income	$25,610	$32,792	$349,199	$7,504

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Citizens Republic Bancorp, Inc.

	Preferred	Common Stock		Retained Earnings	Accumulated Other Comprehensive
(in thousands)	Stock	Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at December 31, 2011	$285,114	40,049	$1,434,803	$(694,560)	$(5,820)	$1,019,537
Comprehensive income, net of tax:
Net income				349,028		349,028
Other comprehensive income, net of tax effect of ($92)					171	171

Total comprehensive income						349,199
Accretion of preferred stock discount	5,466			(5,466)		—
Accrued dividend on redeemable preferred stock				(12,661)		(12,661)
Proceeds from restricted stock activity		155	—			—
Recognition of stock-based compensation			2,558			2,558
Shares purchased		(25)	(436)			(436)

Balance at September 30, 2012	$290,580	40,179	$1,436,925	$(363,659)	$(5,649)	$1,358,197

Balance at December 31, 2010	$278,300	39,635	$1,431,829	$(678,242)	$(20,156)	$1,011,731
Comprehensive income, net of tax:
Net loss				(11,577)		(11,577)
Other comprehensive income, net of tax effect of ($10,219)					19,081	19,081

Total comprehensive income						7,504
Accretion of preferred stock discount	5,060			(5,060)		—
Accrued dividend on redeemable preferred stock				(12,028)		(12,028)
Proceeds from restricted stock activity		401	—			—
Recognition of stock-based compensation			1,950			1,950
Shares purchased		(1)	(14)			(14)

Balance at September 30, 2011	$283,360	40,035	$1,433,765	$(706,907)	$(1,075)	$1,009,143

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

Citizens Republic Bancorp, Inc.

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating Activities:
Net income (loss)	$349,028	$(11,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	18,891	123,801
Net (increase) decrease in current and deferred income taxes	(284,786)	(12,559)
Depreciation and amortization	7,591	8,495
Amortization of intangibles	1,636	2,338
Amortization and fair value adjustments of purchase accounting mark to market, net	(2,897)	(3,782)
Fair value adjustment on loans held for sale and other real estate	2,116	7,766
Net amortization on investment securities	28,505	14,959
Investment securities losses	—	1,373
Loans originated for sale	(142,883)	(115,998)
Proceeds from loans held for sale	140,525	127,027
Net gains from loan sales	(3,317)	(4,516)
Net (gains) losses on other real estate	(1,738)	3,863
Recognition of stock-based compensation expense	2,558	1,950
Other	(9,091)	(13,394)

Net cash provided by operating activities	106,138	129,746
Investing Activities:
Net decrease in money market investments	89,814	126,061
Securities available for sale:
Proceeds from sales	2,500	11,744
Proceeds from maturities and payments	291,999	402,623
Purchases	(525,031)	(569,472)
Securities held to maturity:
Proceeds from maturities and payments	205,253	51,452
Purchases	(91,746)	(95,987)
Net decrease in loans and leases	11,956	301,862
Proceeds from sales of other real estate	9,796	27,612
Net increase in properties and equipment	(1,626)	(2,736)

Net cash (used in) provided by investing activities	(7,085)	253,159
Financing Activities:
Net decrease in deposits	(91,976)	(186,930)
Net increase (decrease) in short-term borrowings	2,698	(1,080)
Principal reductions in long-term debt	(52)	(175,048)
Shares purchased	(436)	(14)

Net cash used in financing activities	(89,766)	(363,072)

Net increase in cash and due from banks	9,287	19,833
Cash and due from banks at beginning of period	153,418	127,585

Cash and due from banks at end of period	$162,705	$147,418

Supplemental Cash Flow Information:
Interest paid	$53,082	$71,665
Income tax paid, net	7,600	3,000
Supplemental Disclosures of noncash items
Securities transferred to held to maturity from available for sale	—	943,092
Properties transferred to other real estate owned	—	1,347
Loans transferred to other real estate owned	4,614	11,932
Loans transferred to held for sale	24,048	90,481
Held for sale loans transferred to other real estate	—	522
Accretion of preferred stock discount	5,466	5,060
Accrued dividend on redeemable preferred stock	12,661	12,028

See notes to consolidated financial statements.

Part I – Financial Information

Item 1 – Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Citizens Republic Bancorp, Inc.

Note 1. Basis of Presentation and Accounting Policies

The accompanying unaudited consolidated financial statements of Citizens Republic Bancorp, Inc. (“Citizens”, the “Company,” or the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain amounts have been reclassified to conform with the current year presentation. Citizens’ significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Citizens’ 2011 Annual Report on Form 10-K. For interim reporting purposes, Citizens follows the same basic accounting policies, as updated by the information contained in this report. For further information, refer to the Consolidated Financial Statements and footnotes included in Citizens’ 2011 Annual Report on Form 10-K. Citizens maintains an internet website at www.citizensbanking.com where the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable after Citizens files each such report with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The information on Citizens’ website does not constitute a part of this report.

The Corporation has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered Variable Interest Entities (“VIEs”). The Corporation is not the primary beneficiary, and consequently, the trusts are not consolidated in the Consolidated Financial Statements. Each of the two active trusts issued trust preferred securities to investors in 2006 and 2003. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations. The expected losses and residual returns of these entities are absorbed by the trust preferred security holders, and consequently the Corporation is not exposed to loss related to these VIEs.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) Accounting Standard Update (“ASU”)

FASB ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment”

The objective of the amendments in this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This ASU was adopted by Citizens in the third quarter of 2012. The adoption of the amendments did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

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

Note 2. Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses on investment securities follow.

	September 30, 2012				December 31, 2011
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Securities available for sale:
Collateralized mortgage obligations	$404,391	$411,731	$7,857	$517	$364,262	$365,302	$6,811	$5,771
Mortgage-backed	971,546	1,018,853	47,307	—	784,476	823,852	39,408	32
State and municipal	104,093	110,696	6,620	17	116,411	123,308	7,019	122
Other	289	287	51	53	280	271	24	33

Total available for sale	$1,480,319	$1,541,567	$61,835	$587	$1,265,429	$1,312,733	$53,262	$5,958

Securities held to maturity:
Collateralized mortgage obligations(1)	$304,462	$313,835	$9,373	$—	$350,160	$356,031	$5,871	$—
Mortgage-backed(1)	907,361	955,140	47,779	—	988,930	1,018,765	29,883	48
State and municipal	101,681	109,335	7,654	—	104,964	112,754	7,836	46

Total held to maturity	$1,313,504	$1,378,310	$64,806	$—	$1,444,054	$1,487,550	$43,590	$94

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.

Securities with amortized cost of $560.1 million at September 30, 2012 and $665.8 million at December 31, 2011 were pledged to secure public deposits, repurchase agreements and other liabilities.

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

The amortized cost and estimated fair value of debt securities by maturity are shown below.

	September 30, 2012
	Amortized	Estimated Fair
(in thousands)	Cost	Value
Securities available for sale:
State and municipal
Contractual maturity within one year	$14,591	$14,804
After one year through five years	14,785	15,410
After five years through ten years	57,915	62,130
After ten years	16,802	18,352

Subtotal	104,093	110,696
Collateralized mortgage obligations and mortgage-backed	1,375,937	1,430,584
Other	289	287

Total available for sale	$1,480,319	$1,541,567

Securities held to maturity:
State and municipal
Contractual maturity within one year	$3,560	$3,660
After one year through five years	21,656	23,081
After five years through ten years	51,300	54,771
After ten years	25,165	27,823

Subtotal	101,681	109,335
Collateralized mortgage obligations and mortgage-backed	1,211,823	1,268,975

Total held to maturity	$1,313,504	$1,378,310

A total of 16 securities had unrealized losses at September 30, 2012, compared with 45 securities as of December 31, 2011. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows.

	Less than 12 Months		More than 12 Months		Total
September 30, 2012	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$44,532	$137	$9,693	$380	$54,225	$517

State and municipal	303	1	233	16	536	17
Other	—	—	149	53	149	53

Total available for sale	$44,835	$138	$10,075	$449	$54,910	$587

	Less than 12 Months		More than 12 Months		Total
December 31, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$56,326	$2,858	$20,097	$2,913	$76,423	$5,771
Mortgage-backed	26,016	31	122	1	26,138	32
State and municipal	1,191	27	1,062	95	2,253	122
Other	—	—	234	33	234	33

Total available for sale	$83,533	$2,916	$21,515	$3,042	$105,048	$5,958

Securities held to maturity:
Mortgage-backed	$9,093	$48	$—	$—	$9,093	$48
State and municipal	—	—	950	46	950	46

Total held to maturity	$9,093	$48	$950	$46	$10,043	$94

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost increases. As of September 30, 2012, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above tables are believed to be temporary and thus no impairment loss has been realized in the Consolidated Statements of Operations. Citizens has not decided to sell securities with any significant unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, legislation or other previously mentioned criteria.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At September 30, 2012, the whole loan CMOs had a market value of $54.2 million with gross unrealized losses of $0.5 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the September 30, 2012 credit review demonstrated no material degradation in the holdings.

Citizens has determined there is no other-than-temporary impairment at September 30, 2012.

Citizens maintains several nonqualified deferred compensation plans for its executive officers, senior management, and directors permitting the deferral of a portion of compensation. Citizens obligation under the plans represents an unsecured promise to pay benefits in the future. Changes in this obligation are recognized as salaries and employee benefits expense in the Consolidated Statements of Operations. In the event of bankruptcy or insolvency, assets of the plans would be available to satisfy the claims of general creditors. Plan participants choose to receive a return on their account balances equal to the return on various investment options. The assets held by the plans as well as the corresponding obligations were $8.8 million and $8.5 million at September 30, 2012 and December 31, 2011, respectively. The assets of the plans are classified as trading securities and are carried at fair value within Other Assets in the Consolidated Balance Sheets. Realized and unrealized gains and losses from plan assets are recorded in Other Income in the Consolidated Statements of Operations. Realized gains of $1.0 million and realized losses of $0.6 million for the nine months ended September 30, 2012 and 2011, respectively, were recognized during the period for trading assets as of the report date.

No security sales were completed during 2012. During the third quarter of 2011, Citizens completed sales of available for sale securities with an amortized cost of $3.9 million, recording a net loss of less than $0.1 million. Citizens completed sales of available for sale securities with an amortized cost of $13.1 million during the first nine months ended September 30, 2011, recording a net loss of $1.4 million.

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

	September 30, 2012
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans
Land hold	$—	$—	$326	$326	$4,658	$4,984
Land development	—	—	3	3	7,518	7,521
Construction	—	—	—	—	6,689	6,689
Income producing	1,104	—	12,904	14,008	753,194	767,202
Owner-occupied	4,598	—	13,146	17,744	531,461	549,205

Total commercial real estate	5,702	—	26,379	32,081	1,303,520	1,335,601
Commercial and industrial	253	57	3,139	3,449	1,413,103	1,416,552
Small business(1)	627	—	6,051	6,678	265,766	272,444

Total commercial	6,582	57	35,569	42,208	2,982,389	3,024,597

Residential mortgage	6,029	—	15,271	21,300	548,995	570,295
Direct consumer	11,435	3	10,552	21,990	843,787	865,777
Indirect consumer	7,514	—	2,391	9,905	960,330	970,235

Total consumer	24,978	3	28,214	53,195	2,353,112	2,406,307

Total financing receivables	$31,560	$60	$63,783	$95,403	$5,335,501	$5,430,904

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans
Land hold	$21	$—	$—	$21	$6,521	$6,542
Land development	—	—	213	213	12,891	13,104
Construction	—	—	150	150	5,697	5,847
Income producing	2,508	—	21,171	23,679	890,076	913,755
Owner-occupied	2,345	—	23,798	26,143	578,970	605,113

Total commercial real estate	4,874	—	45,332	50,206	1,494,155	1,544,361
Commercial and industrial	212	766	10,633	11,611	1,235,180	1,246,791
Small business(1)	2,242	—	6,313	8,555	288,183	296,738

Total commercial	7,328	766	62,278	70,372	3,017,518	3,087,890

Residential mortgage	9,544	—	11,312	20,856	616,389	637,245
Direct consumer	17,810	4	12,115	29,929	903,385	933,314
Indirect consumer	13,067	—	953	14,020	857,066	871,086

Total consumer	40,421	4	24,380	64,805	2,376,840	2,441,645

Total financing receivables	$47,749	$770	$86,658	$135,177	$5,394,358	$5,529,535

(1) Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.
	September 30, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans
Land hold	$—	$—	$167	$167	$6,651	$6,818
Land development	216	—	12	228	22,004	22,232
Construction	—	—	257	257	5,153	5,410
Income producing	3,325	—	23,227	26,552	948,710	975,262
Owner-occupied	5,817	—	27,540	33,357	600,822	634,179

Total commercial real estate	9,358	—	51,203	60,561	1,583,340	1,643,901
Commercial and industrial	1,055	1,344	13,603	16,002	1,215,363	1,231,365
Small business(1)	1,539	—	4,933	6,472	293,655	300,127

Total commercial	11,952	1,344	69,739	83,035	3,092,358	3,175,393

Residential mortgage	9,079	—	13,074	22,153	632,408	654,561
Direct consumer	18,629	24	14,704	33,357	921,474	954,831
Indirect consumer	9,898	—	1,256	11,154	876,388	887,542

Total consumer	37,606	24	29,034	66,664	2,430,270	2,496,934

Total financing receivables	$49,558	$1,368	$98,773	$149,699	$5,522,628	$5,672,327

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Loans not meeting the criteria above are considered to be pass rated loans. Commercial loans by risk category of class follow.

	September 30, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,021	$745	$2,218	$—	$4,984
Land development	7,174	144	203	—	7,521
Construction	6,689	—	—	—	6,689
Income producing	541,963	131,769	93,204	266	767,202
Owner-occupied	445,623	58,424	45,071	87	549,205

Total commercial real estate	1,003,470	191,082	140,696	353	1,335,601
Commercial and industrial	1,266,471	111,694	38,191	196	1,416,552
Small business(1)	236,974	14,975	20,432	63	272,444

Total commercial	$2,506,915	$317,751	$199,319	$612	$3,024,597

(1) Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,427	$803	$3,312	$—	$6,542
Land development	12,087	252	765	—	13,104
Construction	4,039	1,508	300	—	5,847
Income producing	633,855	164,756	112,458	2,686	913,755
Owner-occupied	475,604	66,576	61,429	1,504	605,113

Total commercial real estate	1,128,012	233,895	178,264	4,190	1,544,361
Commercial and industrial	1,059,316	113,126	74,307	42	1,246,791
Small business(1)	251,790	21,803	22,925	220	296,738

Total commercial	$2,439,118	$368,824	$275,496	$4,452	$3,087,890

(1) Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	September 30, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,548	$820	$3,450	$—	$6,818
Land development	12,397	295	9,540	—	22,232
Construction	3,304	1,525	577	4	5,410
Income producing	627,636	182,762	163,238	1,626	975,262
Owner-occupied	504,172	47,759	77,649	4,599	634,179

Total commercial real estate	1,150,057	233,161	254,454	6,229	1,643,901
Commercial and industrial	1,051,254	99,868	79,944	299	1,231,365
Small business(1)	255,237	23,113	21,623	154	300,127

Total commercial	$2,456,548	$356,142	$356,021	$6,682	$3,175,393

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

	September 30, 2012
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$555,024	$855,222	$967,844	$2,378,090
Nonperforming	15,271	10,555	2,391	28,217

Total	$570,295	$865,777	$970,235	$2,406,307

	December 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$625,933	$921,195	$870,133	$2,417,261
Nonperforming	11,312	12,119	953	24,384

Total	$637,245	$933,314	$871,086	$2,441,645

	September 30, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$641,487	$940,103	$886,286	$2,467,876
Nonperforming	13,074	14,728	1,256	29,058

Total	$654,561	$954,831	$887,542	$2,496,934

Note 4. Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a risk-allocated allowance for the remainder of the portfolio and a general valuation allowance estimate. For additional information regarding Citizens policies and methodology used to estimate the allowance for loan losses, see Note 1 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

The activity within the allowance for loan losses is presented below.

	Three Months Ended September 30, 2012
(in thousands)	Allowance for Loan Losses at June 30, 2012	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at September 30, 2012
Commercial and industrial	$8,900	$5,525	$(4,552)	$108	$(4,444)	$9,981
Small business	9,702	673	(1,039)	120	(919)	9,456
Commercial real estate	48,567	(5,222)	(5,452)	1,008	(4,444)	38,901

Total commercial	67,169	976	(11,043)	1,236	(9,807)	58,338
Residential mortgage	27,686	1,957	(3,261)	746	(2,515)	27,128
Direct consumer	31,736	263	(6,067)	1,277	(4,790)	27,209
Indirect consumer	9,529	1,999	(3,172)	1,094	(2,078)	9,450

Total	$136,120	$5,195	$(23,543)	$4,353	$(19,190)	$122,125

	Three Months Ended September 30, 2011
(in thousands)	Allowance for Loan Losses at June 30, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at September 30, 2011
Commercial and industrial	$17,618	$(4,122)	$(994)	$721	$(273)	$13,223
Small business	12,933	(1,161)	(1,132)	180	(952)	10,820
Commercial real estate	83,627	(1,065)	(5,860)	537	(5,323)	77,239

Total commercial	114,178	(6,348)	(7,986)	1,438	(6,548)	101,282
Residential mortgage	43,925	11,856	(18,369)	5	(18,364)	37,417
Direct consumer	32,688	10,888	(6,398)	688	(5,710)	37,866
Indirect consumer	15,501	1,085	(3,430)	633	(2,797)	13,789

Total	$206,292	$17,481	$(36,183)	$2,764	$(33,419)	$190,354

	Nine Months Ended September 30, 2012
(in thousands)	Allowance for Loan Losses at December 31, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at September 30, 2012
Commercial and industrial	$14,044	$5,482	$(10,607)	$1,062	$(9,545)	$9,981
Small business	12,230	1,321	(4,575)	480	(4,095)	9,456
Commercial real estate	63,999	(8,609)	(22,542)	6,053	(16,489)	38,901

Total commercial	90,273	(1,806)	(37,724)	7,595	(30,129)	58,338
Residential mortgage	36,460	1,765	(12,443)	1,346	(11,097)	27,128
Direct consumer	33,020	15,580	(24,762)	3,371	(21,391)	27,209
Indirect consumer	12,973	3,352	(9,580)	2,705	(6,875)	9,450

Total	$172,726	$18,891	$(84,509)	$15,017	$(69,492)	$122,125

	Nine Months Ended September 30, 2011
(in thousands)	Allowance for Loan Losses at December 31, 2010	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at September 30, 2011
Commercial and industrial	$26,619	$18,478	$(34,722)	$2,848	$(31,874)	$13,223
Small business	16,334	3,026	(9,063)	523	(8,540)	10,820
Commercial real estate	156,623	59,880	(140,952)	1,688	(139,264)	77,239

Total commercial	199,576	81,384	(184,737)	5,059	(179,678)	101,282
Residential mortgage	47,623	15,989	(26,431)	236	(26,195)	37,417
Direct consumer	32,255	22,422	(19,388)	2,577	(16,811)	37,866
Indirect consumer	16,577	4,006	(8,541)	1,747	(6,794)	13,789

Total	$296,031	$123,801	$(239,097)	$9,619	$(229,478)	$190,354

A summary of the allowance for loan losses, segregated by portfolio segment follows.

	September 30, 2012
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$195	$9,619	$167	$9,981
Small business	—	9,295	161	9,456
Commercial real estate	402	37,843	656	38,901

Total commercial	597	56,757	984	58,338
Residential mortgage	3,724	23,005	399	27,128
Direct consumer	428	26,325	456	27,209
Indirect consumer	—	9,289	161	9,450

Total allowance for loan losses	$4,749	$115,376	$2,000	$122,125

	September 30, 2012
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$2,360	$1,419,537	$(5,345)	$1,416,552
Small business (1)	188	271,981	275	272,444
Commercial real estate	35,806	1,300,963	(1,168)	1,335,601

Total commercial	38,354	2,992,481	(6,238)	3,024,597
Residential mortgage	17,036	553,551	(292)	570,295
Direct consumer	7,897	855,504	2,376	865,777
Indirect consumer	—	945,098	25,137	970,235

Total portfolio loans	$63,287	$5,346,634	$20,983	$5,430,904

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$42	$13,302	$700	$14,044
Small business	—	11,730	500	12,230
Commercial real estate	4,110	58,589	1,300	63,999

Total commercial	4,152	83,621	2,500	90,273
Residential mortgage	2,837	33,623	—	36,460
Direct consumer	70	32,950	—	33,020
Indirect consumer	—	12,973	—	12,973

Total allowance for loan losses	$7,059	$163,167	$2,500	$172,726

	December 31, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$8,842	$1,245,902	$(7,953)	$1,246,791
Small business (1)	557	295,972	209	296,738
Commercial real estate	57,562	1,488,657	(1,858)	1,544,361

Total commercial	66,961	3,030,531	(9,602)	3,087,890
Residential mortgage	15,140	623,779	(1,674)	637,245
Direct consumer	4,607	928,930	(223)	933,314
Indirect consumer	478	850,868	19,740	871,086

Total portfolio loans	$87,186	$5,434,108	$8,241	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	September 30, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$96	$13,127	$—	$13,223
Small business	3	10,817	—	10,820
Commercial real estate	6,148	67,091	4,000	77,239

Total commercial	6,247	91,035	4,000	101,282
Residential mortgage	2,540	34,877	—	37,417
Direct consumer	184	37,682	—	37,866
Indirect consumer	—	13,789	—	13,789

Total allowance for loan losses	$8,971	$177,383	$4,000	$190,354

	September 30, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Deferred (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$11,588	$1,219,532	$245	$1,231,365
Small business (1)	562	299,361	204	300,127
Commercial real estate	52,452	1,593,357	(1,908)	1,643,901

Total commercial	64,602	3,112,250	(1,459)	3,175,393
Residential mortgage	14,392	640,891	(722)	654,561
Direct consumer	4,615	950,813	(597)	954,831
Indirect consumer	474	866,996	20,072	887,542

Total portfolio loans	$84,083	$5,570,950	$17,294	$5,672,327

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

Impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Citizens recognized interest income on nonperforming loans of $0.4 million and $1.9 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $1.9 million for the three and nine months ended September 30, 2011, respectively. Had nonaccrual loans performed in accordance with their original contract terms, Citizens would have recognized additional interest income of approximately $1.7 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, and approximately $1.6 million and $3.6 million for the three and nine months ended September 30, 2011, respectively. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at September 30, 2012, December 31, 2011, or September 30, 2011.

A summary of information regarding loans individually reviewed for impairment, segregated by class are set forth in the following table.

	September 30, 2012
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Income producing	$17,333	$10,644	$657	$11,301	$267	$14,356	$15,636
Owner-occupied	13,547	7,149	1,664	8,813	129	11,025	13,406

Total commercial real estate	30,880	17,793	2,321	20,114	396	25,381	29,042
Commercial and industrial	10,941	1,623	736	2,359	195	8,296	7,993
Small business	193	188	—	188	—	191	162

Total commercial	42,014	19,604	3,057	22,661	591	33,868	37,197

Residential mortgage	3,762	230	3,532	3,762	814	4,065	4,770
Direct consumer	1,183	301	882	1,183	82	1,158	1,096
Indirect consumer	—	—	—	—	—	—	239

Total consumer	4,945	531	4,414	4,945	896	5,223	6,105

Total nonaccrual loans (impaired)	46,959	20,135	7,471	27,606	1,487	39,091	43,302

Accrual loans (impaired)
Income producing	873	—	873	873	3	439	3,957
Owner-occupied	14,820	14,176	644	14,820	3	15,098	15,188

Total commercial real estate	15,693	14,176	1,517	15,693	6	15,537	19,145
Small business	—	—	—	—	—	—	244

Total commercial	15,693	14,176	1,517	15,693	6	15,537	19,389

Residential mortgage	13,275	2,707	10,568	13,275	2,910	12,019	10,835
Direct consumer	6,713	4,478	2,235	6,713	346	6,782	5,762

Total consumer	19,988	7,185	12,803	19,988	3,256	18,801	16,597

Total accrual loans (impaired)	35,681	21,361	14,320	35,681	3,262	34,338	35,986

Total impaired loans	$82,640	$41,496	$21,791	$63,287	$4,749	$73,429	$79,288

	December 31, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$—	$45
Land development	—	—	—	—	—	—	85
Construction	—	—	—	—	—	129	224
Income producing	23,394	9,163	8,838	18,001	2,686	18,989	19,516
Owner-occupied	22,338	13,276	3,694	16,970	1,424	19,267	17,069

Total commercial real estate	45,732	22,439	12,532	34,971	4,110	38,385	36,939
Commercial and industrial	17,197	8,196	646	8,842	42	10,215	12,499
Small business	131	66	—	66	—	66	269

Total commercial	63,060	30,701	13,178	43,879	4,152	48,666	49,707

Residential mortgage	6,610	587	6,023	6,610	1,346	9,075	10,592
Direct consumer	1,168	647	500	1,147	55	1,757	1,519
Indirect consumer	478	478	—	478	—	476	474

Total consumer	8,256	1,712	6,523	8,235	1,401	11,308	12,585

Total nonaccrual loans (impaired)	71,316	32,413	19,701	52,114	5,553	59,974	62,292

Accrual loans (impaired)
Income producing	7,476	7,476	—	7,476	—	7,497	7,524
Owner-occupied	15,115	15,115	—	15,115	—	9,125	6,166

Total commercial real estate	22,591	22,591	—	22,591	—	16,622	13,690
Small business	491	491	—	491	—	494	500

Total commercial	23,082	23,082	—	23,082	—	17,116	14,190

Residential mortgage	8,530	2,088	6,442	8,530	1,491	5,691	3,966
Direct consumer	3,460	3,360	100	3,460	15	2,854	2,570

Total consumer	11,990	5,448	6,542	11,990	1,506	8,545	6,536

Total accrual loans (impaired)	35,072	28,530	6,542	35,072	1,506	25,661	20,726

Total impaired loans	$106,388	$60,943	$26,243	$87,186	$7,059	$85,635	$83,018

	September 30, 2011
						Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Quarter To Date	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$—	$551
Land development	—	—	—	—	—	169	761
Construction	491	93	164	257	4	329	1,930
Income producing	27,646	12,432	7,545	19,977	1,626	18,513	28,706
Owner-occupied	24,955	10,384	11,181	21,565	4,518	18,697	20,981

Total commercial real estate	53,092	22,909	18,890	41,799	6,148	37,708	52,929
Commercial and industrial	20,099	10,689	899	11,588	96	12,448	20,920
Small business	131	—	65	65	3	65	698

Total commercial	73,322	33,598	19,854	53,452	6,247	50,221	74,547

Residential mortgage	13,381	1,841	11,540	13,381	2,509	13,749	11,371
Direct consumer	2,471	844	1,524	2,368	169	1,831	1,632
Indirect consumer	474	474	—	474	—	474	472

Total consumer	16,326	3,159	13,064	16,223	2,678	16,054	13,475

Total nonaccrual loans (impaired)	89,648	36,757	32,918	69,675	8,925	66,275	88,022

Accrual loans (impaired)
Income producing	7,519	7,519	—	7,519	—	7,533	5,639
Owner-occupied	3,134	3,134	—	3,134	—	3,144	3,546

Total commercial real estate	10,653	10,653	—	10,653	—	10,677	9,185
Small business	497	497	—	497	—	500	376

Total commercial	11,150	11,150	—	11,150	—	11,177	9,561

Residential mortgage	1,011	850	161	1,011	31	1,068	1,283
Direct consumer	2,247	2,147	100	2,247	15	2,262	2,084

Total consumer	3,258	2,997	261	3,258	46	3,330	3,367

Total accrual loans (impaired)	14,408	14,147	261	14,408	46	14,507	12,928

Total impaired loans	$104,056	$50,904	$33,179	$84,083	$8,971	$80,782	$100,950

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

Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment loss. At September 30, 2012 the majority of Citizens’ TDRs were on accrual status and all were reported as impaired. TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. Otherwise, the loans remain classified as TDRs.

The recorded investment balance of TDRs approximated $27.8 million at September 30, 2012. TDRs of $21.4 million were on accrual status and TDRs of $6.4 million were on nonaccrual status at September 30, 2012. TDRs are evaluated separately in Citizens’ allowance for loan loss methodology based on the expected cash flows or underlying collateral of loans in this status. At September 30, 2012, the allowance for loan losses included specific reserves of $4.2 million related to TDRs, which included $3.7 million related to mortgage TDRs and $0.5 million related to direct consumer TDRs, compared to $2.7 million of specific reserves related to TDRs at September 30, 2011, which included $2.5 million related to mortgage TDRs and $0.2 million related to direct consumer TDRs . Citizens charged off $0.4 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, and $2.1 million and $6.0 million for the three and nine months ended September 30, 2011, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans modified as a TDR.

	Three Months Ended September 30,
	2012				2011
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate
Residential mortgage	15	$2,399	$2,399	2.91%	10	$2,265	$2,411	2.25%
Direct consumer	5	360	360	3.39	1	331	336	5.10

Total portfolio loans	20	$2,759	$2,759	2.97	11	$2,596	$2,747	2.60

	Nine Months Ended September 30,
	2012				2011
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate
Commercial and industrial	2	$1,839	$1,500	6.50%	2	$1,807	$1,807	6.45%
Commercial real estate	—	—	—	—	2	11,988	8,283	7.42

Total commercial	2	1,839	1,500	6.50	4	13,795	10,090	7.25
Residential mortgage	29	4,732	4,732	2.69	32	8,092	8,365	2.76
Direct consumer	57	4,163	4,082	4.30	7	1,599	1,605	6.34

Total portfolio loans	88	$10,734	$10,314	3.88	43	$23,486	$20,060	5.30

The following table provides information on how loans were modified as a TDR.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Post Modification Recorded Investment
Extended maturity	$493	$—	$2,486	$2,202
Interest rate adjustments	679	2,215	3,304	6,989
Combination of rate and maturity	1,562	532	3,735	10,869
Other (1)	25	—	789	—

Total	$2,759	$2,747	$10,314	$20,060

(1)	Other includes covenant modification, forebearance and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

A TDR loan is considered to have a payment default when one or more payments is over 90 days past due. At September 30, 2012, there were three loans of approximately $0.3 million modified as a TDR within the last twelve months that were in payment default.

Note 5. Long-Term Debt

The components of long-term debt are presented below.

(in thousands)	September 30, 2012	December 31, 2011
Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,214	$17,101
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,677	48,677
Subsidiaries:
FHLB advances	656,700	658,484
Other borrowed funds	104,116	104,149

Total long-term debt	$852,481	$854,185

Citizens restructured $350.0 million of FHLB advances during the first nine months of 2012, extending the average remaining term on these advances to 9.0 years from 3.2 years and reducing the average interest rate to 2.55% from 3.50%. Throughout 2011, Citizens restructured $245.0 million in FHLB advances extending the average remaining term to 5.8 years from 3.3 years and reducing the average interest rate to 3.32% from 4.84%.

During the first quarter of 2010, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. While Citizens accrues for this obligation it is currently in arrears with the interest payments as contractually permitted. As of September 30, 2012 and December 31, 2011, the amount of the arrearage on the payments on the subordinated debentures associated with the trust preferred securities is $13.8 million and $9.8 million, respectively.

Note 6. Income Taxes

Citizens recorded income tax expense of $1.3 million for the third quarter of 2012, compared to a benefit of $12.6 million for the third quarter of 2011. The tax benefit in 2011 was largely due to Citizens recording a receivable as a result of a revocation of a tax election. For the first nine months of 2012, the income tax benefit totaled $275.5 million, compared with a benefit of $22.8 million for the same period of 2011. The increase in the tax benefit for 2012 was primarily the result of eliminating the valuation allowance against the deferred tax asset. The deferred tax asset is reviewed on a quarterly basis and based on the analysis of positive and negative evidence at June 30, 2012, including the Company’s return to profitability over the past five quarters, no deferred tax asset valuation allowance was deemed necessary as of June 30, 2012. As a result, the deferred tax asset valuation allowance was reversed in the second quarter of 2012. As of September 30, 2012, the recorded balance of the deferred tax asset was $268.3 million, reported in Other Assets on the Consolidated Balance Sheets.

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

	September 30, 2012
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$162,705	$162,705	$—	$162,705	$—
Money market investments	223,818	223,818	—	223,818	—
Securities held to maturity	1,313,504	1,378,310	—	1,378,310	—
FHLB and Federal Reserve stock	122,123	122,123	—	122,123	—
Net portfolio loans	5,308,779	5,163,239	—	—	5,163,239
Loans held for sale	30,062	30,062	—	11,815	18,247
Accrued interest receivable	32,088	32,088	—	32,088	—
Financial liabilities:
Deposits	7,302,965	7,324,879	—	7,324,879	—
Short-term borrowings	42,796	42,796	—	42,796	—
Long-term debt	852,481	933,690	56,952	876,738	—
Accrued interest payable	16,900	16,900	—	16,900	—

	December 31, 2011
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$153,418	$153,418	$—	$153,418	$—
Money market investments	313,632	313,632	—	313,632	—
Securities held to maturity	1,444,054	1,487,550	—	1,487,550	—
FHLB and Federal Reserve stock	117,943	117,943	—	117,943	—
Net portfolio loans	5,356,809	5,101,446	—	—	5,101,446
Loans held for sale	10,402	10,402	—	6,140	4,262
Accrued interest receivable	31,390	31,390	—	31,390	—
Financial liabilities:
Deposits	7,394,941	7,424,427	—	7,424,427	—
Short-term borrowings	40,098	40,098	—	40,098	—
Long-term debt	854,185	927,533	45,931	881,602	—
Accrued interest payable	14,047	14,047	—	14,047	—

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value of other financial instruments, regardless if the instrument is carried at fair value or not, are set forth below. There were no changes in the valuation methods used to estimate fair value during the period ended September 30, 2012.

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

Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows using exit-value rates at September 30, 2012 and December 31, 2011, weighted for varying maturity dates. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. If an entry-value rate was used to estimate fair value of loans and loan commitments, the disclosed fair value would have been higher for the periods presented.

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

Impaired Loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals, which are considered to be Level 2. Fair value may also be measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. Since certain assumptions and unobservable inputs related to loss severity are currently being used in both techniques, impaired loans are recorded as Level 3 in the fair value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. Citizens measures impairment on all residential mortgage loans over 120 days past due.

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

Some of the assets and liabilities discussed above are measured on a recurring basis while others are measured on a nonrecurring basis, with the determination based upon applicable existing accounting pronouncements. For example, investment securities available for sale, derivative instruments, and deferred compensation assets are recorded at fair value on a recurring basis. Other assets, such as loans held for sale, impaired loans, other real estate, and repossessed assets are recorded at fair value on a nonrecurring basis. Goodwill and core deposit intangibles are measured for impairment on a nonrecurring basis and are written down when the value of the individual asset has declined below carrying value.

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis.

September 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Collateralized mortgage obligations	$411,731	$—	$411,725	$6
Mortgage-backed	1,018,853	—	1,018,853	—
State and municipal	110,696	—	109,988	708
Other	287	—	54	233

Total available for sale	1,541,567	—	1,540,620	947

Other assets:
Derivatives designated as hedging instruments	1,217	—	1,217	—
Derivatives not designated as hedging instruments	14,898	—	14,898	—
Deferred compensation assets	8,796	6,915	—	1,881

Total other assets	24,911	6,915	16,115	1,881

Total	$1,566,478	$6,915	$1,556,735	$2,828

Other liabilities:
Derivatives designated as hedging instruments	$7,515	$—	$7,515	$—
Derivatives not designated as hedging instruments	15,521	—	15,521	—

Total	$23,036	$—	$23,036	$—

December 31, 2011 (in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Collateralized mortgage obligations	$365,302	$—	$365,294	$8
Mortgage-backed	823,852	—	823,852	—
State and municipal	123,308	—	121,862	1,446
Other	271	—	38	233

Total available for sale	1,312,733	—	1,311,046	1,687

Other assets:
Derivatives designated as hedging instruments	3,791	—	3,791	—
Derivatives not designated as hedging instruments	17,088	—	17,088	—
Deferred compensation assets	8,477	6,791	—	1,686

Total other assets	29,356	6,791	20,879	1,686

Total	$1,342,089	$6,791	$1,331,925	$3,373

Other liabilities:
Derivatives designated as hedging instruments	$2,317	$—	$2,317	$—
Derivatives not designated as hedging instruments	17,614	—	17,614	—

Total	$19,931	$—	$19,931	$—

There were no transfers between levels within the fair value hierarchy nor were there any purchases, sales, or issuances during the three and nine month periods ended September 30, 2012. The following table presents the reconciliation of Level 3 assets held by Citizens.

		Net Realized/Unrealized Gains (Losses)
	Balance at			Recorded in Other				Balance at
	Beginning	Recorded in Earnings		Comprehensive				End of
(in thousands)	of Period	Realized (1)	Unrealized	Income (Pretax)	Purchases	Sales	Settlements	Period
Three Months Ended September 30, 2012
Securities available for sale
Collateralized mortgage obligations	$6	$—	$—	$—	$—	$—	$—	$6
State and municipal	1,447	612	—	99	—	—	(1,450)	708
Other	233	3	—	(3)	—	—	—	233
Deferred compensation assets	1,851	—	—	—	538	(508)	—	1,881

Total	$3,537	$615	$—	$96	$538	$(508)	$(1,450)	$2,828

Nine Months Ended September 30, 2012
Securities available for sale
Collateralized mortgage obligations	$8	$—	$—	$—	$—	$—	$(2)	$6
State and municipal	1,446	628	—	84	—	—	(1,450)	708
Other	233	10	—	(10)	—	—	—	233
Deferred compensation assets	1,686	—	—	—	825	(630)	—	1,881

Total	$3,373	$638	$—	$74	$825	$(630)	$(1,452)	$2,828

(1)	Net realized gains and losses recorded in earnings include discount accretions.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment.

September 30, 2012	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3
Impaired loans	$78,200	$31,101	$—	$—	$31,101
Commercial loans held for sale	36	—	—	—	—
Residential mortgage loans held for sale	708	214	—	—	214
Other real estate	3,764	2,244	—	—	2,244
Repossessed assets	2,566	1,412	—	—	1,412

Total	$85,274	$34,971	$—	$—	$34,971

The following table represents quantitative information about Level 3 fair value measurements.

(in thousands)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securities available for sale:
Collateralized mortgage obligations	$6	Cost	None (1)	None
State and municipal	708	Discounted Cash Flow	Liquidity Premium	1.0% - 1.5% (1.4%	)
			Credit Premium	1.3% - 2.7% (2.3%	)
			Fail Rate	1.2% - 2.0% (1.8%	)
Other	233	Discounted Cash Flow	Liquidity Premium	2.0% - 2.5% (2.4%	)
			Credit Premium	2.8% - 5.5% (4.5%	)
			Fail Rate	1.2% - 1.5% (1.4%	)
Deferred compensation assets	1,881	Contract Value	None (2)	None
Impaired loans	31,101	Comparative Sales	Loss Severity Discount	0% - 100% (65%	)
Residential mortgage loans held for sale	214	Comparative Sales	Loss Severity Discount	6% - 100% (70%	)
Other real estate	2,244	Comparative Sales	Loss Severity Discount	2% - 100% (40%	)
Repossessed assets	1,412	Comparative Sales	Loss Severity Discount	45% - 45% (45%	)

(1)	Carrying value approximates fair value.
(2)	Contract value approximates fair value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Defined benefit pension plans
Interest cost	$847	$955	$2,610	$2,865
Expected return on plan assets	(1,055)	(1,018)	(3,165)	(3,053)
Amortization of unrecognized:
Prior service cost	8	8	23	23
Net actuarial loss	761	833	2,346	2,498

Net pension cost	561	778	1,814	2,333

Supplemental pension plans
Interest cost	11	189	221	567
Amortization of unrecognized:
Net actuarial loss	6	5	29	14

Net pension cost	17	194	250	581

Postretirement benefit plans
Interest cost	19	(43)	59	245
Amortization of unrecognized:
Prior service cost	(229)	(107)	(688)	(251)
Net actuarial gain	(45)	37	(135)	(107)

Net postretirement benefit cost	(255)	(113)	(764)	(113)

Defined contribution retirement and 401(k) plans
Employer contributions	403	—	1,341	—

Total periodic benefit cost	$726	$859	$2,641	$2,801

Citizens maintains multiple employee benefit plans, including defined benefit pension, supplemental pension, postretirement healthcare, and defined contribution retirement 401(k). Citizens made a cash contribution of $2.7 million to the defined benefit pension plan during the first nine months of 2012 and does not expect to make an additional contribution for the remainder of the year. During the first nine months of 2012, Citizens contributed $0.4 million to the supplemental pension plans and anticipates that an additional $0.1 million of contributions will be made during the remaining three months of the year. Citizens contributed $0.1 million to the postretirement benefit plan during the first nine months of 2012 and anticipates making an additional $0.1 million in contributions for the remaining portion of the year. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. The Board of Directors approved the reinstatement of the 401(k) matching funds effective January 1, 2012. Contributions to the 401(k) savings plan will be matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred.

The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at September 30, 2012. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (“NAV”) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs annual testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets follows.

September 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Asset Category
Short-term pooled money fund	$2,880	$—	$2,880	$—
Equity securities
Large cap	19,005	—	19,005	—
Mid-cap	4,639	—	4,639	—
Small-cap	6,631	—	6,631	—
International equity	9,967	—	9,967	—
Fixed income securities
Intermediate term fixed	22,105	—	22,105	—

Total	$65,227	$—	$65,227	$—

Note 9. Stock-Based Compensation

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, nonvested stock awards (also known as restricted stock), restricted stock units, and performance awards to employees and non-employee directors. At September 30, 2012, Citizens had 934,192 shares of common stock reserved for future issuance under the current plan. The compensation cost for share based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no recognized costs associated with stock options since 2009.

The following table sets forth the total stock-based compensation expense resulting from restricted stock units and restricted stock awards included in the Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Restricted stock compensation and restricted stock unit compensation	$1,100	$713	$2,717	$2,079
Income tax benefit	(385)	(250)	(951)	(728)

Total stock-based compensation expense after income taxes	$715	$463	$1,766	$1,351

New shares are issued when stock options are exercised. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statements of Cash Flows.

As of September 30, 2012, $6.5 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity.

	Number of Shares	Weighted-Average Per Share Grant Date Fair Value
Restricted stock at December 31, 2011	825,969	$9.27
Granted	299,788	16.85
Vested	(81,299)	11.33
Forfeited	(26,127)	11.59

Restricted stock at September 30, 2012 (1)	1,018,331	$11.28

(1)	Includes 75,814 vested shares under restriction prohibiting sale until conditions are met, including two years from grant date and certain TARP payments are made.

The total fair value of restricted stock vested during the nine months ended September 30, 2012 was $1.3 million.

Note 10. Earnings Per Common Share

Earnings per common share is computed using the two-class method. As of September 30, 2012, potential common stock that would be generated from restrictions lapsing on unvested shares as well as additional shares issued through the exercise of stock options and warrants totaled 2,919,231 shares. As a result of being anti-dilutive, these shares were excluded from the computation of dilutive earnings per share. A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net Income (loss)	$20,991	$32,944	$349,028	$(11,577)
Dividend on redeemable preferred stock	(6,130)	(5,761)	(18,127)	(17,088)

Net income (loss) attributable to common shareholders	14,861	27,183	330,901	(28,665)
Net income allocated to participating securities	374	553	7,571	—

Net income (loss) after allocation to participating securities	$14,487	$26,630	$323,330	$(28,665)

Denominator:
Weighted average shares outstanding	40,507	40,251	40,393	39,997
Less: participating securities included in weighted average shares outstanding	(1,018)	(818)	(924)	(579)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,489	39,433	39,469	39,418

Basic net income (loss) per common share	$0.37	$0.68	$8.19	$(0.73)
Diluted net income (loss) per common share	0.37	0.68	8.19	(0.73)

During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears in the amount of $44.2 million and $31.5 million with the dividend payments on the Series A Preferred Stock as of September 30, 2012 and December 31, 2011, respectively. For additional information about the Series A Preferred Stock, see Note 14 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

Note 11. Lines of Business

Citizens is managed along the following business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. Selected line of business information for the three and nine months ended September 30, 2012 and 2011 is provided below. Certain amounts have been reclassified to conform with the current year presentation. These reclassifications do not have a significant effect on any one line of business and do not change the total results of the company. There are no significant intersegmental revenues. For additional information about the business lines, see Note 15 to the Consolidated Financial Statements of Citizens’ 2011 Annual Report on Form 10-K.

(in thousands)	Regional Banking	Specialty Consumer	Specialty Commercial	Wealth Mgmt	Other	Total
Earnings Summary - Three Months Ended September 30, 2012
Net interest income (taxable equivalent)	$53,366	$8,985	$16,622	$29	$(1,694)	$77,308
Provision for loan losses	5,692	4,045	(4,542)	—	—	5,195

Net interest income (loss) after provision	47,674	4,940	21,164	29	(1,694)	72,113
Noninterest income	17,817	179	531	3,635	1,548	23,710
Noninterest expense	50,555	4,092	3,104	2,394	11,910	72,055

Income (loss) before income taxes	14,936	1,027	18,591	1,270	(12,056)	23,768
Income tax expense (benefit) (taxable equivalent)	5,228	359	6,507	445	(9,762)	2,777

Net income (loss)	$9,708	$668	$12,084	$825	$(2,294)	$20,991

Average assets (in millions)	$2,989	$1,600	$1,244	$22	$3,869	$9,724

Earnings Summary - Three Months Ended September 30, 2011
Net interest income (taxable equivalent)	$53,340	$9,962	$12,917	$125	$4,323	$80,667
Provision for loan losses	5,292	15,267	(3,078)	—	—	17,481

Net interest income (loss) after provision	48,048	(5,305)	15,995	125	4,323	63,186
Noninterest income	18,662	59	2,262	3,620	(176)	24,427
Noninterest expense	53,429	4,010	3,329	2,567	2,076	65,411

Income (loss) before income taxes	13,281	(9,256)	14,928	1,178	2,071	22,202
Income tax expense (benefit) (taxable equivalent)	4,649	(3,240)	5,224	412	(17,787)	(10,742)

Net income (loss)	$8,632	$(6,016)	$9,704	$766	$19,858	$32,944

Average assets (in millions)	$3,196	$1,650	$1,041	$18	$3,691	$9,596

(in thousands)	Regional Banking	Specialty Consumer	Specialty Commercial	Wealth Mgmt	Other	Total
Earnings Summary - Nine Months Ended September 30, 2012
Net interest income (taxable equivalent)	$156,909	$25,882	$48,670	$87	$661	$232,209
Provision for loan losses	24,024	6,666	(11,799)	—	—	18,891

Net interest income after provision	132,885	19,216	60,469	87	661	213,318
Noninterest income	52,512	546	1,914	10,819	4,505	70,296
Noninterest expense	151,905	12,692	9,573	7,377	23,947	205,494

Income (loss) before income taxes	33,492	7,070	52,810	3,529	(18,781)	78,120
Income tax expense (benefit) (taxable equivalent)	11,722	2,475	18,484	1,235	(304,824)	(270,908)

Net income	$21,770	$4,595	$34,326	$2,294	$286,043	$349,028

Average assets (in millions)	$3,016	$1,576	$1,225	$22	$3,720	$9,559

Earnings Summary - Nine Months Ended September 30, 2011
Net interest income (taxable equivalent)	$162,701	$28,132	$34,247	$423	$15,370	$240,873
Provision for loan losses	56,710	26,533	40,558	—	—	123,801

Net interest income (loss) after provision	105,991	1,599	(6,311)	423	15,370	117,072
Noninterest income	53,208	1,716	3,181	11,355	1,435	70,895
Noninterest expense	164,598	13,997	12,100	7,226	18,590	216,511

Income (loss) before income taxes	(5,399)	(10,682)	(15,230)	4,552	(1,785)	(28,544)
Income tax expense (benefit) (taxable equivalent)	(1,890)	(3,739)	(5,331)	1,593	(7,600)	(16,967)

Net income (loss)	$(3,509)	$(6,943)	$(9,899)	$2,959	$5,815	$(11,577)

Average assets (in millions)	$3,324	$1,645	$1,055	$18	$3,677	$9,719

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

Amounts available to clients under loan commitments and standby letters of credit follow.

(in thousands)	September 30, 2012	December 31, 2011
Loan commitments and letters of credit:
Commitments to extend credit	$943,985	$932,435
Asset-based lending participations	86,467	151,194
Financial standby letters of credit	109,611	125,401
Performance standby letters of credit	1,756	3,571
Deferred standby letter of credit fees	601	1,123

At September 30, 2012 and December 31, 2011, a liability of $1.9 million was recorded for possible losses on commitments to extend credit. In accordance with applicable accounting standards related to guarantees, Citizens defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement.

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. For the three month periods ended September 30, 2012 and 2011, Citizens repurchased $2.3 million and $1.0 million of loans, respectively, pursuant to such provisions. Citizens recorded $1.3 million and $0.5 million for the three month periods ended September 30, 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans. For the nine month periods ended September 30, 2012 and 2011, Citizens repurchased $4.7 million and $1.5 million of loans, respectively, pursuant to such provisions. Citizens recorded $4.9 million and $3.5 million for the nine month periods ended September 30, 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

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

	Other Assets		Other Liabilities
(in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate products	$1,217	$3,791	$7,515	$2,317
Derivatives not designated as hedging instruments
Interest rate products	14,898	17,088	15,521	17,614

Total derivatives	$16,115	$20,879	$23,036	$19,931

Cash Flow Hedges of Interest Rate Risk. Citizens’ objective in using cash flow hedges is to add stability to net interest income through managing its income exposure to changes in market interest rates. To accomplish this objective, Citizens uses interest rate swaps and caps as part of its interest rate risk management strategy. Citizens had twelve interest rate caps and swaps with an aggregate notional amount of $385.0 million at September 30, 2012 and December 31, 2011 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012 and 2011, such derivatives were used to hedge the variable cash inflows and outflows associated with existing pools of prime and LIBOR-based loan assets and liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of less than $0.1 million for the nine months ended September 30, 2012 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. There was no reclassification of unrealized gains accelerated for the three months ended September 30, 2012. During the next twelve months, Citizens estimates that there will be no derivatives reclassified as an increase to interest income and $2.6 million as an increase to interest expense.

The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements.

	Derivative Impact on OCI Gain (Loss)
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Cash flow hedges:			Interest income	$34	$547
Interest rate products	$(2,665)	$(697)	Interest expense	(634)	—
			Other income	—	182

Total	$(2,665)	$(697)		$(600)	$729

	Derivative Impact on OCI Gain (Loss)
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Cash flow hedges:			Interest income	$406	$2,418
Interest rate products	$(9,541)	$(680)	Interest expense	(1,843)	—
			Other income	6	717

Total	$(9,541)	$(680)		$(1,431)	$3,135

Fair Value Hedges of Interest Rate Risk. Citizens is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in market interest rates. Citizens utilizes derivatives designated as fair value hedges to mitigate this market value risk. At September 30, 2012, Citizens had no derivatives designated as fair value hedges.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item in the Statements of Operations as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2012 and the three months ended September 30, 2011, Citizens did not recognize any gains in interest expense related to hedge ineffectiveness. Citizens recognized gains of $0.7 million in interest expense related to hedge ineffectiveness for the nine months ended September 30, 2011. Citizens recognized no net reduction to interest expense during the three and nine months ended September 30, 2012 and the three months ended September 30, 2011. Citizens recognized a net reduction to interest expense of $0.4 million during the nine months ended September 30, 2011, which includes net settlements of the derivatives and any amortization adjustment in the basis of the hedged item. In addition, during the three and nine months ended September 30, 2012 and September 30, 2011, Citizens recognized a net reduction to interest expense of $0.1 million, $0.4 million, $0.2 million and $0.6 million, respectively, related to the amortization adjustment of the basis in the hedged items that were in a hedging relationship with hedges that were terminated.

The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements.

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
Derivatives Relationship (in thousands)	Location in Statement of Operations	Three Months Ended September 30,		Location in Statement of Operations	Three Months Ended September 30,
		2012	2011		2012	2011
Fair value hedges:
Interest rate products	Interest expense	$—	$—	Interest expense	$—	$—

	Derivative Contract (Loss) Gain			Hedged Item Gain (Loss)
	Location in Statement of Operations	Nine Months Ended September 30,		Location in Statement of Operations	Nine Months Ended September 30,
Derivatives Relationship (in thousands)		2012	2011		2012	2011
Fair value hedges:
Interest rate products	Interest expense	$—	$(1,107)	Interest expense	$—	$1,818

Derivatives Not Designated as Hedges. Citizens does not use derivatives for trading or speculative purposes and does not use credit derivatives for any purpose. Derivatives not designated as hedges are used to manage Citizens’ exposure to interest rate movements and other identified risks but do not satisfy the conditions for hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly into earnings. Additionally, Citizens holds interest rate derivatives, including interest rate swaps and option products, resulting from a service Citizens provides to certain clients. Citizens executes interest rate derivatives with commercial banking clients to facilitate their respective risk management strategies. Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of September 30, 2012 and December 31, 2011, Citizens had 140 derivative transactions with an aggregate notional amount of $501.3 million and 156 derivative transactions with an aggregate notional amount of $527.4 million, respectively, related to this program.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements.

		Amount of (Loss) Gain Recognized in Statement of Operations
Derivatives Relationship	Location of (Loss) Gain Recognized in Statement of Operations	Three Months Ended September 30,
(in thousands)		2012	2011
Derivatives not designated as hedges - Interest rate products	Other income	$(83)	$(268)

		Amount of (Loss) Gain
Derivatives Relationship	Location of (Loss) Gain Recognized in Statement of Operations	Nine Months Ended September 30,
(in thousands)		2012	2011
Derivatives not designated as hedges - Interest rate products	Other income	$(96)	$(458)

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

As of September 30, 2012, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements, was $21.8 million. As of September 30, 2012, Citizens had minimum collateral posting requirements with its derivative counterparties resulting in assigned collateral of $30.6 million. As of September 30, 2012 no circumstances could have been triggered to require Citizens to pledge additional collateral.

In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of September 30, 2012, the termination value approximated $5.6 million.

Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $30.6 million.

Note 14. Regulatory Matters

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation have terminated their written agreement with Citizens, and its subsidiary, Citizens Bank dated July 28, 2010.

Note 15. Business Combination

On September 13, 2012, Citizens and FirstMerit Corporation (“FirstMerit”) announced the signing of a definitive agreement under which FirstMerit will acquire Citizens in a stock-for-stock merger transaction. Under the terms of the agreement, Citizens’ shareholders will receive a fixed 1.37 shares of FirstMerit common stock in exchange for each share of Citizens’ common stock.

Subject to receipt of requisite approvals, FirstMerit also expects to repay Citizens’ approximately $345 million of TARP preferred stock, which includes $45 million of estimated deferred dividends, held by the U.S. Treasury at closing. The merger has been unanimously approved by the Boards of Directors of both Citizens and FirstMerit and is subject to customary closing conditions, including receipt of regulatory approvals and approval by both companies’ shareholders. In the third quarter of 2012, Citizens recorded $4.4 million of merger-related expenses in professional services. The transaction is expected to close in the second quarter of 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information (Unaudited)

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands, except per share amounts)	2012	2012	2012	2011	2011
Summary of Operations
Net interest income	$75,805	$75,680	$76,119	$78,049	$78,841
Provision for loan losses	5,195	5,299	8,397	15,007	17,481
Noninterest income	23,710	22,345	24,240	24,363	24,427
Noninterest expense	72,055	66,339	67,101	66,640	65,411
Income before income taxes	22,265	26,387	24,861	20,765	20,376
Income tax provision (benefit) (1)	1,274	(276,789)	—	2,521	(12,568)
Net income	20,991	303,176	24,861	18,244	32,944
Net income attributable to common shareholders (2)	14,861	297,134	18,906	12,347	27,183
Taxable equivalent adjustment	1,503	1,532	1,571	1,670	1,827

Per Common Share Data (3)
Net income:
Basic	$0.37	$7.35	$0.47	$0.31	$0.68
Diluted	0.37	7.35	0.47	0.31	0.68
Common book value	26.36	25.85	18.83	18.24	18.03
Tangible book value (non-GAAP)	25.53	24.97	17.88	17.24	16.96
Tangible common book value (non-GAAP)	18.36	17.84	10.75	10.16	9.92
Shares outstanding, end of period (4)	40,508,823	40,504,637	40,247,241	40,260,213	40,255,758

At Period End
Assets	$9,724,790	$9,670,493	$9,577,346	$9,462,849	$9,600,188
Earning assets	8,600,731	8,588,343	8,774,119	8,680,995	8,824,183
Portfolio loans	5,430,904	5,521,748	5,528,063	5,529,535	5,672,327
Allowance for loan losses	122,125	136,120	153,007	172,726	190,354
Deposits	7,302,965	7,287,709	7,490,362	7,394,941	7,539,904
Long-term debt	852,481	853,042	853,599	854,185	855,670
Shareholders’ equity	1,358,197	1,335,855	1,044,619	1,019,537	1,009,143

Average for the Quarter
Assets	$9,723,587	$9,429,050	$9,521,386	$9,523,184	$9,596,275
Earning assets	8,638,390	8,622,067	8,750,078	8,761,435	8,856,072
Portfolio loans	5,501,400	5,517,726	5,508,528	5,632,432	5,663,058
Allowance for loan losses	135,968	152,154	172,509	190,163	206,119
Deposits	7,323,753	7,317,653	7,441,693	7,452,137	7,546,615
Long-term debt	852,776	853,333	853,912	856,206	862,479
Shareholders’ equity	1,345,817	1,061,519	1,028,494	1,017,082	991,602

Financial Ratios (annualized)
Return on average assets	0.86%	12.93%	1.05%	0.76%	1.36%
Return on average shareholders’ equity	6.20	114.87	9.72	7.12	13.18
Average shareholders’ equity / average assets	13.84	11.26	10.80	10.68	10.33
Net interest margin (FTE) (5)	3.57	3.60	3.56	3.62	3.63
Efficiency ratio (non-GAAP) (6)	65.20	65.99	65.20	61.39	59.89
Allowance for loan losses as a percent of portfolio loans	2.25	2.47	2.77	3.12	3.36
Allowance for loan losses as a percent of nonperforming loans(7)	191.29	161.53	202.56	197.56	190.09
Allowance for loan losses as a percent of nonperforming assets(7)	141.69	144.85	168.87	168.97	139.01
Nonperforming loans as a percent of portfolio loans(7)	1.18	1.53	1.37	1.58	1.77
Nonperforming assets as a percent of total loans plus ORAA(7)(8)	1.58	1.69	1.63	1.84	2.39
Nonperforming assets as a percent of total assets(7)	0.89	0.97	0.95	1.08	1.43
Ratio of net charge-offs during period to average portfolio loans	1.39	1.62	2.05	2.30	2.34
Leverage ratio	9.66	9.77	8.71	8.45	8.21
Tier 1 capital ratio	15.09	14.70	13.70	13.51	12.81
Total capital ratio	16.35	15.96	14.97	14.84	14.14

(1)	Second quarter 2012 benefit is directly related to the restoration of the deferred tax asset.
(2)

Net income attributable to common shareholders includes a non-cash dividend to preferred shareholders of $6.0 million in the third, second, and first quarters of 2012 and $5.9 million, and $5.8 million in the fourth and third quarters of 2011.

(3)	Earnings per share in the second quarter of 2012 includes a tax benefit of $6.85 per share related to restoring the deferred tax asset.
(4)	Includes participating shares which are restricted stock units and restricted shares.
(5)	Net interest margin is presented on an annual basis, includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.
(6)

Efficiency ratio (non-GAAP) is calculated as follows: (Noninterest expense-Losses on other real estate (“ORE”)-ORE expenses-Intangible amortization-Merger related expenses)/(Net interest income+Taxable equivalent adjustment+Total noninterest income-Investment securities gains(losses)).

(7)	Nonperforming loans/assets exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.
(8)	Other real estate assets acquired (ORAA) include loans held for sale.

Introduction

The following presents management’s discussion and analysis of Citizens Republic Bancorp, Inc.’s financial condition and results of operations for the three and nine months ended September 30, 2012. It should be read in conjunction with the unaudited Consolidated Financial Statements and Notes included elsewhere in this report and the audited Consolidated Financial Statements and Notes contained in Citizens’ 2011 Annual Report on Form 10-K. In addition, the following discussion and analysis should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Citizens’ 2011 Annual Report on Form 10-K, which contains important additional information that is necessary to understand Citizens and its financial condition and results of operations for the periods covered by this report. Unless the context indicates otherwise, all references in the discussion to “Citizens,” “the Company,” “the Corporation,” “we,” or “our,” refer to Citizens Republic Bancorp, Inc. and its subsidiary. References to the “Holding Company” refer solely to Citizens Republic Bancorp, Inc. References to the “Bank” refer solely to our banking subsidiary, Citizens Bank.

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

Factors that could cause or contribute to such differences include, without limitation, the following.

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

•	Citizens is a party to various lawsuits. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

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

•	Citizens’ vendors could fail to fulfill their contractual obligations, resulting in a material interruption in or disruption to, its business and a negative impact on its results of operations.

•	Citizens controls and procedures may fail or be circumvented which could have a material adverse effect on its business, results of operations and financial condition.

•	Citizens’ potential inability to integrate companies it may acquire in the future could have a negative effect on our expenses and results of operations.

•	Citizens’ articles of incorporation and bylaws as well as certain banking laws may have an anti-takeover effect.

•	Citizens will be subject to contractual restrictions and business uncertainties while the FirstMerit merger is pending.

•

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed. Failure to complete the merger with FirstMerit could negatively affect our business.

•	The merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the combined company following the merger.

•	Citizens cannot be sure of the market value of the merger consideration that its common shareholders will receive as a result of the announced merger with FirstMerit.

•	Citizens may fail to realize all of the anticipated benefits of the merger.

•

The merger agreement limits Citizens’ ability to pursue an alternative acquisition proposal and requires Citizens to pay a termination fee of $37.5 million under limited circumstances relating to alternative acquisition proposals.

These factors also include risks and uncertainties detailed from time to time in Citizens’ other filings with the Securities and Exchange Commission (“SEC”), such as the risk factors listed in “Item 1A, Risk Factors,” of Citizens’ 2011 Annual Report on Form 10-K and subsequent Forms 10-Q, which are available at the SEC’s website www.sec.gov. Other factors not currently anticipated may also materially and adversely affect Citizens’ results of operations, cash flows, financial position, and prospects. There can be no assurance that future results will meet expectations. While Citizens believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. Citizens does not undertake, and expressly disclaims any obligation to update or alter any statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Recent Developments

On September 13, 2012, Citizens and FirstMerit Corporation (“FirstMerit”) announced the signing of a definitive agreement under which FirstMerit will acquire Citizens in a stock-for-stock merger transaction. Under the terms of the agreement, Citizens’ shareholders will receive a fixed 1.37 shares of FirstMerit common stock in exchange for each share of Citizens’ common stock.

Subject to receipt of requisite approvals, FirstMerit is also required to repay Citizens’ approximately $345 million of TARP preferred stock, which includes $45 million of estimated deferred dividends, held by the U.S. Treasury at closing. The merger has been unanimously approved by the Boards of Directors of both Citizens and FirstMerit and is subject to customary closing conditions, including receipt of regulatory approvals and approval by both companies’ shareholders. The transaction is expected to close in the second quarter of 2013. For additional information, please refer to the Merger Agreement that was filed by Citizens with the SEC as an Exhibit to Form 8-K on September 14, 2012.

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

Pre-Tax Pre-Provision Profit (non-GAAP financial measure)

Pre-tax pre-provision profit (“PTPP”), as defined by Citizens’ management represents total revenue (total net interest income and noninterest income) excluding any securities gains/losses, fair value adjustments on loans held for sale, interest rate swaps, and bank owned life insurance, less noninterest expense excluding any goodwill impairment charges, credit writedowns, fair value adjustments, merger-related expenses, and special assessments. While certain of these items are an integral part of Citizens’ banking operations, in each case, the excluded items are items that management believes are particularly impacted by economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and the ability of our banking operations to generate revenue. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. While noninterest income and noninterest expense are adjusted for the specific items listed above in the calculation of PTPP, these adjustments represent the excluded items in their entirety for each period presented to better facilitate period-to-period comparisons.

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

A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2011 and 2012 is measured against a PTPP performance target (as defined above) as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2011 full year results, the total cash compensation award linked to PTPP was $0.8 million. Additionally, during 2011, approximately 186,500 shares of restricted stock were granted which have a two-year vesting period based partially on PTPP results and partially on net income. Based on 2012 full year results, the total potential cash compensation award linked to PTPP is $1.3 million, payable in early 2013. The grants are designed so that a portion of the compensation is based on net income while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, and other asset impairments.

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

The following tables display the calculation of the efficiency ratio for the past five quarters and the calculation of the remainder of these non-GAAP measures other than pre-tax pre-provision profit, the calculation of which is set forth in the “Results of Operations – Summary” section, as of the end of each of those periods. The quantitative reconciliation of adjusted net income attributable to common shareholders to GAAP net income attributable to common shareholders is provided for the three and nine months ending September 30, 2012 and 2011, respectively.

Non-GAAP Reconciliation

(in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Efficiency Ratio (non-GAAP)
Net interest income (A)	$75,805	$75,680	$76,119	$78,049	$78,841
Taxable equivalent adjustment (B)	1,503	1,532	1,571	1,670	1,827
Investment securities gains (losses) (C)	—	—	—	38	3
Noninterest income (D)	23,710	22,345	24,240	24,363	24,427
Noninterest expense (E)	72,055	66,339	67,101	66,640	65,411
(Gains) losses on ORE and ORE expenses (F)	1,264	93	65	2,076	1,739
Intangible amortization (G)	513	545	578	688	732
Merger-related expenses (H)	4,411	—	—	—	—
Efficiency ratio: (E-F-G-H)/(A+B-C+D) (non-GAAP)	65.20%	65.99%	65.20%	61.39%	59.89%

Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,724,790	$9,670,493	$9,577,346	$9,462,849	$9,600,188
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(5,792)	(6,305)	(6,850)	(7,428)	(8,116)

Tangible assets (non-GAAP)	$9,400,848	$9,346,038	$9,252,346	$9,137,271	$9,273,922

Total shareholders’ equity	$1,358,197	$1,335,855	$1,044,619	$1,019,537	$1,009,143
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Other intangible assets	(5,792)	(6,305)	(6,850)	(7,428)	(8,116)

Tangible equity (non-GAAP)	$1,034,255	$1,011,400	$719,619	$693,959	$682,877

Tangible equity	$1,034,255	$1,011,400	$719,619	$693,959	$682,877
Preferred stock	(290,580)	(288,723)	(286,901)	(285,114)	(283,360)

Tangible common equity (non-GAAP)	$743,675	$722,677	$432,718	$408,845	$399,517

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,358,197	$1,335,855	$1,044,619	$1,019,537	$1,009,143
Qualifying capital securities	73,667	73,667	73,667	73,667	73,667
Goodwill	(318,150)	(318,150)	(318,150)	(318,150)	(318,150)
Accumulated other comprehensive loss	5,649	10,268	1,955	5,820	1,075
Disallowed deferred tax asset	(235,461)	(235,529)	—	—	—
Other intangible assets	(5,792)	(6,305)	(6,850)	(7,428)	(8,116)

Tier 1 capital (regulatory)	$878,110	$859,806	$795,241	$773,446	$757,619

Tier 1 capital (regulatory)	$878,110	$859,806	$795,241	$773,446	$757,619
Qualifying capital securities	(73,667)	(73,667)	(73,667)	(73,667)	(73,667)
Preferred stock	(290,580)	(288,723)	(286,901)	(285,114)	(283,360)

Total Tier 1 common equity (non-GAAP)	$513,863	$497,416	$434,673	$414,665	$400,592

Net risk-weighted assets (regulatory)	$5,821,748	$5,851,871	$5,803,811	$5,723,333	$5,912,527

Equity to assets	13.97%	13.81%	10.91%	10.77%	10.51%
Tier 1 common equity (non-GAAP)	8.83	8.50	7.49	7.24	6.77
Tangible equity to tangible assets (non-GAAP)	11.00	10.82	7.78	7.59	7.36
Tangible common equity to tangible assets (non-GAAP)	7.91	7.73	4.68	4.47	4.31

Non-GAAP Reconciliation

Adjusted earnings per share

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011
Earnings per Share
Diluted net income (loss) per share	$8.19	$(0.73)
Restoration of the deferred tax asset	6.82	—

Diluted net income (loss) per share (non-GAAP)	$1.37	$(0.73)

An itemized reconciliation between net income on a GAAP basis and net income excluding the benefit of restoring the deferred tax asset (non-GAAP) follows:

Numerator:
Net income (loss)	$349,028	$(11,577)
Restoration of the deferred tax asset	(275,484)	—

Net income (loss) (non-GAAP)	73,544	(11,577)
Dividend on redeemable preferred stock	(18,127)	(17,088)

Net income (loss) attributable to common shareholders (non-GAAP)	55,417	(28,665)
Net income allocated to participating securities	1,268	—

Net income (loss) after allocation to participating securities (non-GAAP)	$54,149	$(28,665)

Denominator:
Weighted average shares outstanding for basic and dilutive earnings per common share	39,469	39,418

Basic net income (loss) per common share (non-GAAP)	$1.37	$(0.73)
Diluted net income (loss) per common share (non-GAAP)	1.37	(0.73)

Results of Operations

Summary

Citizens reported net income of $21.0 million for the three months ended September 30, 2012, compared to $32.9 million for the third quarter of 2011. After incorporating the $6.1 million accrued but unpaid dividend to the preferred shareholder, Citizens reported net income attributable to common shareholders of $14.9 million for the three months ended September 30, 2012, compared to $27.2 million for the third quarter of 2011. Diluted net income per share was $0.37 for the third quarter of 2012, compared to $0.68 for the third quarter of 2011. For the nine months ended September 30, 2012, Citizens recorded net income attributable to common shareholders of $330.9 million, compared with a net loss attributable to common shareholders of $28.7 million for the same period of 2011. Year to date 2012 results include $275.5 million or $6.82 per share tax benefit related to the restoration of the company’s deferred tax asset in the second quarter of 2012.

Key factors behind the results for the third quarter of 2012 compared with the third quarter of 2011 follow.

•

An income tax expense of $1.3 million for the third quarter of 2012 compared to a $12.6 million tax benefit in the third quarter of 2011. The tax benefit in 2011 was largely due to Citizens recording a receivable as a result of a revocation of a tax election.

•	A decrease in provision for loan losses from 2011, which reflects the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics.

•

An increase in noninterest expense from 2011 as a result of $4.4 million in merger-related expenses, higher salaries, incentives and costs related to the reinstatement of the employer matching in the 401(k) plan, and higher data processing services.

•	A decrease in net interest income from 2011 reflecting lower net interest margin and a reduction in average earning assets.

The following table displays pre-tax pre-provision profit (non-GAAP) for each of the last five quarters.

Pre-tax pre-provision profit (non-GAAP)

	Three Months Ended
(in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Net income	$20,991	$303,176	$24,861	$18,244	$32,944
Income tax provision (benefit)	1,274	(276,789)	—	2,521	(12,568)
Provision for loan losses	5,195	5,299	8,397	15,007	17,481
Net losses (gains) on loans held for sale	184	(6)	(916)	217	(1,952)
Investment securities (gains) losses	—	—	—	(38)	(3)
Losses (gains) on other real estate (ORE)	941	(173)	(385)	1,081	1,210
Merger-related expenses(1)	4,411	—	—	—	—
Fair-value adjustment on bank owned life insurance(2)	(31)	118	(205)	(100)	385
Fair-value adjustment on swaps (2)	83	74	(61)	(46)	268

Pre-tax pre-provision profit (non-GAAP)	$33,048	$31,699	$31,691	$36,886	$37,765

(1)	Merger-related expenses are contained in line item “Professional services” on Consolidated Statements of Operations.
(2)	Fair-value adjustment amounts contained in line item “Other income” on Consolidated Statements of Operations.

The balance sheet grew $261.9 million to $9.7 billion compared to December 31, 2011 as a result of restoring the deferred tax asset in the second quarter of 2012. Core deposits were up $328.5 million or 6.3% over December 31, 2011, reflecting our focus on generating and growing core deposit relationships. Time deposits at September 30, 2012 decreased $420.4 million or 19.1% from the end of last year as we continue to strategically reduce high cost single service and brokered time deposits. Loan balances were essentially unchanged as the growth in our C&I and indirect portfolios was offset by declines in our CRE, residential mortgage, and direct portfolios.

Compared to September 30, 2011, the balance sheet grew $124.6 million as a result of restoring the deferred tax asset. Core deposits were up $302.9 million or 5.8% compared to September 2011, reflecting our focus on generating and growing core deposit relationships. This growth in core deposits was utilized to reduce reliance on more expensive time deposits. Time deposits at September 30, 2012 decreased $539.8 million or 23.3% from last September as we continue to strategically reduce high cost single service and brokered time deposits. Loan balances declined as the growth in our C&I and indirect portfolios was more than offset by declines in our CRE, direct, and residential mortgage portfolios. The decline in our loan portfolio was more than offset by reductions in the allowance for loan losses and the restoration of the deferred tax asset.

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

Average Balances/Net Interest Income/Average Rates

	Three Months Ended
	September 30,
	2012			2011
	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$238,492	$152	0.25%	$270,422	$168	0.25%
Investment securities(3):
Taxable	2,557,793	16,034	2.51	2,536,944	20,508	3.23
Tax-exempt	205,572	2,157	6.46	242,494	2,613	6.63
FHLB and Federal Reserve stock	122,123	1,196	3.90	123,906	974	3.13
Portfolio loans (4):
Commercial and industrial	1,713,382	23,000	5.42	1,440,968	18,599	5.24
Commercial real estate	1,382,873	16,720	4.81	1,678,996	21,445	5.07
Residential mortgage	580,002	6,326	4.36	693,494	7,723	4.45
Direct consumer	873,057	12,741	5.81	967,443	14,634	6.00
Indirect consumer	952,086	14,478	6.05	882,157	14,597	6.56

Total portfolio loans	5,501,400	73,265	5.33	5,663,058	76,998	5.43
Loans held for sale (4)	13,010	111	3.40	19,248	214	4.44

Total earning assets	8,638,390	92,915	4.36	8,856,072	101,475	4.64
Nonearning Assets
Cash and due from banks	145,961			147,044
Premises and equipment	92,775			99,835
Investment security fair value adjustment	54,807			46,558
Other nonearning assets	927,622			652,885
Allowance for loan losses	(135,968)			(206,119)

Total assets	$9,723,587			$9,596,275

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,073,294	$348	0.13	$976,637	$510	0.21
Savings deposits	2,602,216	1,314	0.20	2,648,640	2,206	0.33
Time deposits	1,825,144	7,117	1.55	2,380,333	10,812	1.80
Short-term borrowings	45,974	11	0.10	43,445	20	0.18
Long-term debt	852,776	8,320	3.89	862,479	9,086	4.19

Total interest-bearing liabilities	6,399,404	17,110	1.06	6,911,534	22,634	1.30

Noninterest-Bearing Liabilities and Shareholders’ Equity

Noninterest-bearing demand	1,823,099			1,541,005
Other liabilities	155,267			152,134
Shareholders’ equity	1,345,817			991,602

Total liabilities and shareholders’ equity	$9,723,587			$9,596,275

Interest Spread (5)		$75,805	3.29%		$78,841	3.34%

Contribution of noninterest bearing sources of funds			0.28			0.29

Net Interest Margin (5)(6)			3.57%			3.63%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $1.5 million and $1.8 million, for the three months ended September 30, 2012 and 2011, respectively, based on a tax rate of 35%.

(3)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.
(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.
(6)	Net interest margin exceeds the interest spread due to noninterest-bearing funding sources, demand deposits, other liabilities and shareholders’ equity supporting earning assets.

Average Balances/Net Interest Income/Average Rates

	Nine Months Ended
	September 30,
	2012			2011
	Average		Average	Average		Average
(in thousands)	Balance	Interest (1)	Rate (2)	Balance	Interest (1)	Rate (2)
Earning Assets
Money market investments	$257,535	$481	0.25%	$362,983	$670	0.25%
Investment securities(3):
Taxable	2,561,262	49,356	2.57	2,432,220	60,664	3.33
Tax-exempt	210,096	6,610	6.45	258,524	8,412	6.67
FHLB and Federal Reserve stock	119,834	3,487	3.88	134,998	3,143	3.11
Portfolio loans (4):
Commercial and industrial	1,651,213	66,833	5.49	1,404,081	51,955	5.07
Commercial real estate	1,456,217	54,143	4.97	1,828,800	70,348	5.14
Residential mortgage	602,970	19,650	4.35	718,039	25,177	4.68
Direct consumer	894,603	39,259	5.86	994,185	45,055	6.06
Indirect consumer	904,188	41,981	6.20	847,878	42,335	6.68

Total portfolio loans	5,509,191	221,866	5.40	5,792,983	234,870	5.44
Loans held for sale (4)	12,145	339	3.72	26,739	730	3.65

Total earning assets	8,670,063	282,139	4.42	9,008,447	308,489	4.66
Nonearning Assets
Cash and due from banks	143,373			143,254
Premises and equipment	94,858			101,846
Investment security fair value adjustment	52,778			44,256
Other nonearning assets	751,020			662,565
Allowance for loan losses	(153,480)			(241,431)

Total assets	$9,558,612			$9,718,937

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,012,171	$1,105	0.15	$958,634	$1,602	0.22
Savings deposits	2,662,533	4,722	0.24	2,633,255	7,224	0.37
Time deposits	1,956,304	23,416	1.60	2,564,001	36,119	1.88
Short-term borrowings	40,621	42	0.14	41,999	57	0.18
Long-term debt	853,339	25,251	3.95	912,755	28,426	4.16

Total interest-bearing liabilities	6,524,968	54,536	1.12	7,110,644	73,428	1.38

Noninterest-Bearing Liabilities and Shareholders’ Equity

Noninterest-bearing demand	1,729,889			1,470,866
Other liabilities	157,746			151,525
Shareholders’ equity	1,146,009			985,902

Total liabilities and shareholders’ equity	$9,558,612			$9,718,937

Interest Spread (5)		$227,603	3.30%		$235,061	3.28%

Contribution of noninterest bearing sources of funds			0.28			0.29

Net Interest Margin (5)(6)			3.58%			3.57%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $4.6 million and $5.8 million, for the nine months ended 2012 and 2011, respectively, based on a tax rate of 35%.

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

The decrease in net interest margin in the three months ended September 30, 2012 from the comparable period of 2011 was a result of the continued low interest rate environment and competitive pressures on our loan portfolio, partially offset by reduced funding costs. The increase in net interest margin for the nine months ended September 30, 2012 over the comparable periods of 2011 was a result of efforts to reduce funding costs by improving deposit mix, carefully managing deposit rates, reducing reliance on brokered time deposits, and reducing costs on long term debt by extending maturities. The benefits from these initiatives were offset by lower investment securities and loan portfolio yields due to the continued low interest rate environment and competitive pressures.

The decrease in net interest income in the three months ended September 30, 2012 from the comparable periods of 2011 reflects lower net interest margin and a reduction in average earnings assets. For the nine months ended September 30, 2012, net interest income decreased compared to the same period last year due to a reduction in average earnings assets.

The table below shows changes in interest income, interest expense and net interest income due to rate and volume variances for major categories of earning assets and interest-bearing liabilities.

Analysis of Changes in Interest Income and Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase (Decrease)			Increase (Decrease)
2012 compared with 2011	Net	Due to Change in		Net	Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$(16)	$4	$(20)	$(189)	$5	$(194)
Investment securities:
Taxable	(4,474)	(4,641)	167	(11,308)	(14,388)	3,080
Tax-exempt	(456)	(67)	(389)	(1,802)	(271)	(1,531)
FHLB and Federal Reserve stock	222	236	(14)	344	724	(380)
Loans:
Commercial and industrial	4,401	769	3,632	14,878	5,040	9,838
Commercial real estate	(4,725)	(1,098)	(3,627)	(16,205)	(2,496)	(13,709)
Residential mortgage loans	(1,397)	(156)	(1,241)	(5,527)	(1,690)	(3,837)
Direct consumer	(1,893)	(502)	(1,391)	(5,796)	(1,511)	(4,285)
Indirect consumer	(119)	(1,230)	1,111	(354)	(3,146)	2,792

Total portfolio loans	(3,733)	(2,217)	(1,516)	(13,004)	(3,803)	(9,201)
Loans held for sale	(103)	(43)	(60)	(391)	16	(407)

Total	(8,560)	(6,728)	(1,832)	(26,350)	(17,717)	(8,633)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(162)	(209)	47	(497)	(583)	86
Savings deposits	(892)	(854)	(38)	(2,502)	(2,582)	80
Time Deposits	(3,695)	(1,395)	(2,300)	(12,703)	(5,003)	(7,700)
Short-term borrowings	(9)	(10)	1	(15)	(13)	(2)
Long-term debt	(766)	(665)	(101)	(3,175)	(1,432)	(1,743)

Total	(5,524)	(3,133)	(2,391)	(18,892)	(9,613)	(9,279)

Net Interest Income	$(3,036)	$(3,595)	$559	$(7,458)	$(8,104)	$646

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

The decreases in net interest income in the three and nine months ended September 30, 2012 from the comparable periods of 2011 reflect rate variances that were unfavorable in the aggregate and volume variances that were favorable in the aggregate. The rate variances were the result of the low interest rate environment, with unfavorable rate variances on assets partially offset by favorable rate variances on liabilities. Volume variances were favorable in the aggregate, as reductions in time deposits and long-term debt balances and an increase in investment securities balances were partially offset by a reduction in total portfolio loan balances.

Noninterest Income

The components of noninterest income are presented below.

Noninterest Income

	Three Months Ended September 30,		Change in 2012		Nine Months Ended September 30,		Change in 2012
(dollars in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Service charges on deposit accounts	$9,554	$10,362	$(808)	(7.8)%	$27,894	$29,544	$(1,650)	(5.6)%
Trust fees	3,635	3,622	13	0.4	10,818	11,356	(538)	(4.7)
Mortgage and other loan income	2,028	2,089	(61)	(2.9)	5,839	6,915	(1,076)	(15.6)
Brokerage and investment fees	1,831	1,188	643	54.1	4,486	3,829	657	17.2
Card-based and other nondeposit fees	4,431	4,475	(44)	(1.0)	13,140	12,862	278	2.2
Net (losses) gains on loans held for sale	(184)	1,952	(2,136)	(109.4)	739	2,025	(1,286)	(63.5)
Investment securities gains (losses)	—	3	(3)	(100.0)	—	(1,373)	1,373	100.0
Other income	2,415	736	1,679	228.1	7,380	5,737	1,643	28.6

Total noninterest income	$23,710	$24,427	$(717)	(2.9)	$70,296	$70,895	$(599)	(0.8)

The decrease in noninterest income in the third quarter of 2012 from the third quarter of 2011 reflects net losses on loans held for sale and, to a lesser extent, decreases in service charges on deposit accounts, partially offset by increases in other income and in brokerage and investment fees. The net losses on loans held for sale were primarily the result of increased writedowns in the third quarter of 2012. The reduction in service charges on deposit accounts was directly related to the impact of regulatory changes resulting from the Dodd-Frank Act and guidance issued by the FDIC related to overdraft payment programs. The increase in other income was due to unrealized gains in deferred compensation. The increase in brokerage and investment fees were due to focused efforts to increase accounts and sales.

Noninterest income for the nine months ended September 30, 2012 changed by less than 1% from the comparable period of 2011 as increases in other income and the absence of investment securities losses were offset by decreases in service charges on deposit accounts, gains on loans held for sale, and mortgage and other loan income. Increases in other income were due primarily to unrealized gains in deferred compensation. In addition, Citizens recorded no sales of investment securities in 2012 as compared to net losses on sales of investment securities in 2011. The reduction in service charges on deposit accounts was directly related to the impact of regulatory changes resulting from the Dodd-Frank Act and guidance issued by the FDIC related to overdraft payment programs. The decrease in gains on loans held for sale was due primarily to increased writedowns in the third quarter of 2012. The reduced mortgage and other loan income was primarily due to lower commitment fees.

Noninterest Expense

The components of noninterest expense are presented below.

Noninterest Expense

	Three Months Ended September 30,		Change in 2012		Nine Months Ended September 30,		Change in 2012
(in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$33,589	$30,280	$3,309	10.9%	$99,687	$92,563	$7,124	7.7%
Occupancy	6,129	6,125	4	0.1	18,965	19,734	(769)	(3.9)
Professional services(1)	6,806	2,394	4,412	184.3	11,294	7,020	4,274	60.9
Equipment	2,937	2,918	19	0.7	9,144	8,811	333	3.8
Data processing services	4,427	3,823	604	15.8	12,196	12,422	(226)	(1.8)
Advertising and public relations	1,847	2,179	(332)	(15.2)	4,890	4,550	340	7.5
Postage and delivery	1,157	1,142	15	1.3	3,375	3,378	(3)	(0.1)
Other loan expenses	3,121	3,941	(820)	(20.8)	9,574	12,510	(2,936)	(23.5)
Losses on other real estate (ORE)	941	1,210	(269)	(22.2)	382	11,687	(11,305)	(96.7)
ORE expenses	323	529	(206)	(38.9)	1,039	3,326	(2,287)	(68.8)
Intangible asset amortization	513	732	(219)	(29.9)	1,636	2,338	(702)	(30.0)
Other expenses	10,265	10,138	127	1.3	33,312	38,172	(4,860)	(12.7)

Total noninterest expense	$72,055	$65,411	$6,644	10.2	$205,494	$216,511	$(11,017)	(5.1)

(1)	Includes merger-related expenses of $4.4 million in the third quarter of 2012.

The increase in noninterest expense in the third quarter of 2012 from the third quarter of 2011 was primarily the result of increases in professional services, salaries and employee benefits, and data processing services, partially offset by a decrease in other loan expenses. The increase in professional services expense was due to merger-related costs. The increase in salaries and employee benefits was primarily due to an increase in base and incentive compensation driven by improved production levels and expenses directly related to the reinstatement of employer contributions to the 401(k) plan in 2012. Data processing services increased as a negotiated reduction in expense expired. The decrease in other expenses was related to lower FDIC premiums.

The decrease in noninterest expense from the nine month period ending September 30, 2011 was primarily the result of decreases in losses on other real estate (ORE), lower other expenses, and lower other loan expense and ORE expenses, partially offset by an increase in professional services and in salaries and employee benefits. The losses on ORE and higher ORE expenses in 2011 were incurred as a result of the problem asset resolution initiatives that were substantially completed during the first quarter of 2011. The net decrease in other expenses was directly related to lower FDIC premiums. Lower other loan expense was primarily the result of lower origination volume and lower foreclosure-related expenses. Professional services expense increased due to merger-related expenses. The increase in salaries and employee benefits was primarily due to increased base and incentive compensation driven by improved production levels and expenses directly related to the reinstatement of employer contributions to the 401(k) plan.

Income Taxes and Deferred Tax Asset

Citizens recorded income tax expense of $1.3 million for the third quarter of 2012, compared to a benefit of $12.6 million for the third quarter of 2011. For the first nine months of 2012, the income tax benefit totaled $275.5 million, compared with a benefit of $22.8 million for the same period of 2011. The tax expense this quarter reflects the tax impact on the positive variance between our current view on earnings for the year compared to our forecast at the time the valuation allowance was eliminated against our deferred tax asset. The tax benefit for the three months ended September 30, 2011 was largely due to Citizens recording a receivable as a result of a revocation of a tax election. The increase in tax benefit for the nine months ended September 30, 2012 was primarily the result of eliminating the valuation allowance against our deferred tax asset. As of September 30, 2012, the recorded balance of the net deferred tax asset was $268.3 million, reported in Other Assets on the Consolidated Balance Sheets.

Based on an evaluation of the then-available positive and negative evidence, Citizens determined it was appropriate to establish a full valuation allowance on our deferred tax asset as of December 31, 2008. The deferred tax asset is reviewed on a quarterly basis and based on the analysis of positive and negative evidence at June 30, 2012, the positive evidence outweighed the negative evidence and therefore Citizens determined that a deferred tax asset valuation allowance was no longer necessary. The significant positive evidence in our analysis included: five consecutive quarters of profitability, termination of the written agreement with our primary regulators, improved capital levels, solid credit metrics, strong deposit mix, reduced regulatory risk, and a stabilizing economy. As a result of this analysis, the deferred tax asset valuation allowance was reversed in the second quarter of 2012.

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

Net income for Regional Banking increased for the three months ended September 30, 2012 compared to the same period of the prior year due to lower noninterest expense, partially offset by lower noninterest income. The lower noninterest expense reflects lower FDIC premiums. The lower noninterest income reflects the reduction in service charges on deposit accounts. For the nine months ended September 30, 2012, Regional Banking recorded net income compared to a net loss for the same period of the prior year. The variance for the nine months ended September 30, 2012 was primarily due to lower provision for loan losses and lower noninterest expense as a result of the substantial completion of Citizens’ accelerated problem asset resolution initiatives in early 2011. The variances were partially offset by higher income tax expense.

Specialty Consumer recorded net income for the three and nine months ended September 30, 2012, compared to net losses for the same periods of the prior year. The variance for the three months ended September 30, 2012 was a result of lower provision for loan losses, partially offset by lower net interest income and higher income taxes. The variance for the nine months ended September 30, 2012 was a result of lower provision for loan losses and noninterest expense, partially offset by lower net interest income, lower noninterest income and higher taxes. The lower provision for loan losses for the three and nine months ended September 30, 2012 and the lower noninterest expense for the nine months ended September 30, 2012 reflect the results of our focused efforts to improve asset quality and stabilize portfolio credit metrics as well as an overall decrease in loan balances. The lower net interest income for both periods was a result of the continued low interest rate environment and competitive pressures on our loan portfolio as well as decreases in loan balances. The lower noninterest income for the nine months ended September 30, 2012 was a result of lower gains on loans held for sale in the residential mortgage portfolio.

Net income for Specialty Commercial increased for the three and nine months ended September 30, 2012, compared to the same periods of the prior year. These improvements were a result of higher net interest income and lower provision for loan losses, partially offset by lower noninterest income and higher taxes in 2012. The higher net interest income is directly related to the increase in C&I lending. The lower provision for loan losses reflects the results of our focused efforts to improve asset quality and stabilize portfolio credit metrics. The lower noninterest income reflects lower gains in the held for sale portfolio.

Net income for Wealth Management for the three months ended September 30, 2012 increased slightly over the prior year primarily due to a decrease in noninterest expenses. Net income decreased for the nine months ended September 30, 2012 primarily as a result of lower trust revenues.

The Other line of business recorded a net loss for the three months ended September 30, 2012 as compared to net income for the prior year. The decrease was a result of lower net interest income and lower tax benefit. The lower net interest income is primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. Changes in income taxes reflect an allocation of 35% to all other lines of business in 2011 and 2012 with the remainder allocated to the Other line of business. Net income for the nine months ended September 30, 2012 increased for the Other line of business as compared to the same period of the prior year. The increase was directly related to the elimination of the valuation allowance on the deferred tax asset. These increases were partially offset by the decrease in net interest income mentioned above.

Financial Condition

Total assets at September 30, 2012 were $9.7 billion, an increase of $261.9 million or 2.8% over December 31, 2011 and $124.6 million or 1.3% over September 30, 2011 as a result of restoring the deferred tax asset.

Money Market Investments

Money market investments at September 30, 2012 totaled $223.8 million, a decrease of $89.8 million or 28.6% from December 31, 2011 and $59.2 million or 20.9% from September 30, 2011 primarily related to the use of funds to pay off maturing high cost funding.

Investment Securities

Investment securities at September 30, 2012 totaled $2.9 billion, an increase of $98.3 million or 3.6% over December 31, 2011 and $92.2 million or 3.3% from September 30, 2011. The increases were largely due to reinvesting a portion of the loan portfolio paydowns.

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

Loan Portfolios

(in thousands)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Land hold	$4,984	$5,119	$5,387	$6,542	$6,818
Land development	7,521	7,006	7,226	13,104	22,232
Construction	6,689	4,591	6,410	5,847	5,410
Income producing	767,202	803,546	877,461	913,755	975,262
Owner-occupied	549,205	597,147	590,575	605,113	634,179

Total commercial real estate	1,335,601	1,417,409	1,487,059	1,544,361	1,643,901
Commercial and industrial	1,688,996	1,711,411	1,657,140	1,543,529	1,531,492

Total commercial	3,024,597	3,128,820	3,144,199	3,087,890	3,175,393

Residential mortgage	570,295	588,144	611,166	637,245	654,561
Direct consumer	865,777	881,070	903,238	933,314	954,831
Indirect consumer	970,235	923,714	869,460	871,086	887,542

Total consumer	2,406,307	2,392,928	2,383,864	2,441,645	2,496,934

Total portfolio loans	$5,430,904	$5,521,748	$5,528,063	$5,529,535	$5,672,327

Total portfolio loans were down slightly from December 31, 2011 as the growth in our C&I and indirect portfolios was offset by declines in our CRE, direct and residential mortgage portfolios.

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

The consumer Underwriting Guidelines outline product- and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios, and loan-to-collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities (“GSEs”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”), which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-

to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At September 30, 2012, December 31, 2011 and September 30, 2011, the outstanding balance of these loans and the associated interest income was immaterial.

In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to its third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 90% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2011 and 2012, the amount of new mortgage loans underwritten to non-GSE standards, all of which are retained in the residential mortgage loan portfolio, was immaterial. Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor for losses resulting from the breach. During the first nine months of 2012 and 2011, Citizens repurchased $4.7 million and $1.5 million of loans, respectively, pursuant to such provisions. Citizens estimates its exposure to losses from its obligation to repurchase previously sold loans based on the individual circumstances applicable to each loan submitted for potential repurchase by an investor, and as a result, Citizens maintains a liability included in Other Liabilities on the balance sheet for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided. Citizens recorded $4.9 million and $3.5 million in the first nine months of 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of September 30, 2012, Citizens’ home equity portfolio totaled $699.5 million, and had an average loan size of $36,004 with an average refreshed FICO score of 741. As of September 30, 2012, other direct installment loans totaled $166.3 million and had an average loan size of $19,679 with an average refreshed FICO score of 727.

Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of September 30, 2012, indirect consumer loans had an average loan size of $24,175 with an average refreshed FICO score of 741.

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

Credit Quality

The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. Citizens performs quarterly reviews of the non-

watchlist commercial credit portfolio focusing on industry segments and asset classes that have or may be expected to experience stress due to economic conditions. This process seeks to validate each such credit’s risk rating, underwriting structure and exposure management under current and stressed economic scenarios while strengthening these relationships and improving communication with these clients.

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

•

Nonperforming Assets – Loans that are in nonaccrual status, loans past due 90 days or more on which interest is still accruing, nonperforming loans that are held for sale and other repossessed assets acquired.

•	Net Charge-Offs – The portion of loans that have been charged-off during each quarter, net of recoveries.

Delinquency Rates By Loan Portfolio

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
30 to 89 days past due (in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Land hold	$—	—%	$—	—%	$—	—%	$21	0.32%	$—	—%
Land development	—	—	—	—	130	1.81	—	—	216	0.97
Construction	—	—	—	—	—	—	—	—	—	—
Income producing	1,104	0.14	1,519	0.19	1,447	0.16	2,508	0.27	3,325	0.34
Owner-occupied	4,598	0.84	936	0.16	5,177	0.88	2,345	0.39	5,817	0.92

Total commercial real estate	5,702	0.43	2,455	0.17	6,754	0.45	4,874	0.32	9,358	0.57
Commercial and industrial	880	0.05	1,565	0.09	2,887	0.17	2,454	0.16	2,594	0.17

Total commercial	6,582	0.22	4,020	0.13	9,641	0.31	7,328	0.24	11,952	0.38
Residential mortgage	6,029	1.06	7,731	1.31	7,568	1.24	9,544	1.50	9,079	1.39
Direct consumer	11,435	1.32	12,396	1.41	14,002	1.55	17,810	1.91	18,629	1.95
Indirect consumer	7,514	0.77	8,504	0.92	8,780	1.01	13,067	1.50	9,898	1.12

Total consumer	24,978	1.04	28,631	1.20	30,350	1.27	40,421	1.66	37,606	1.51

Total delinquent loans	$31,560	0.58	$32,651	0.59	$39,991	0.72	$47,749	0.86	$49,558	0.87

The decreases in total delinquencies as of September 30, 2012 compared to December 31, 2011 and September 30, 2011 were driven by the continued emphasis on proactively managing and resolving delinquent commercial and consumer loans and reflect the improving risk profile of the loan portfolio.

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

Nonperforming Assets

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Land hold	$326	6.54%	$326	6.37%	$—	—%	$—	—%	$167	2.45%
Land development	3	0.04	3	0.05	207	2.87	213	1.62	12	0.05
Construction	—	—	—	—	150	2.34	150	2.57	257	4.76
Income producing	12,904	1.68	19,408	2.42	18,566	2.12	21,171	2.32	23,227	2.38
Owner-occupied	13,146	2.39	18,187	3.05	20,716	3.51	23,798	3.93	27,540	4.34

Total commercial real estate	26,379	1.98	37,924	2.68	39,639	2.67	45,332	2.94	51,203	3.11
Commercial and industrial	9,190	0.54	21,676	1.27	14,629	0.88	16,946	1.10	18,536	1.21

Total nonaccruing commercial	35,569	1.18	59,600	1.90	54,268	1.73	62,278	2.02	69,739	2.20
Residential mortgage	15,271	2.68	13,474	2.29	11,137	1.82	11,312	1.78	13,074	2.00
Direct consumer	10,552	1.22	9,263	1.05	8,895	0.98	12,115	1.30	14,704	1.54
Indirect consumer	2,391	0.25	1,875	0.20	1,074	0.12	953	0.11	1,256	0.14

Total nonaccruing consumer	28,214	1.17	24,612	1.03	21,106	0.89	24,380	1.00	29,034	1.16

Total nonaccruing loans	63,783	1.17	84,212	1.53	75,374	1.37	86,658	1.57	98,773	1.74
Loans 90+ days still accruing	60	—	59	—	164	—	770	0.01	1,368	0.02

Total nonperforming portfolio loans	63,843	1.18	84,271	1.53	75,538	1.37	87,428	1.58	100,141	1.77
Nonperforming held for sale	16,650		887		3,264		2,372		20,134
Other repossessed assets acquired	5,700		8,817		11,803		12,422		16,665

Total nonperforming assets	$86,193		$93,975		$90,605		$102,222		$136,940

Restructured loans still accruing	$21,433		$18,187		$17,911		$32,347		$12,206
Commercial inflows	$4,572		$23,828		$14,027		$13,269		$23,901
Commercial outflows	(28,603)		(18,496)		(22,037)		(20,730)		(17,611)

Net change	$(24,031)		$5,332		$(8,010)		$(7,461)		$6,290

The decreases from December 31, 2011 and September 30, 2011 were related to proactively managing and resolving delinquent commercial and consumer loans and reflects the improving risk profile of the loan portfolio.

Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Citizens recognizes that, in the current economic environment, elevated levels of unemployment and depressed real estate values have resulted in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’ residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructurings (“TDRs”) when the debt modification, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructuring, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructuring, the original loan must have been less than 90 days past due at the time of the restructuring and the modification must not have resulted in an impairment. At September 30, 2012, the recorded investment balance of TDRs approximated $27.8 million, of which $21.4 million were on accrual status and $6.4 million were on nonaccrual status. Of this total, $24.9 million were consumer and residential TDRs that carried a total specific reserve of $4.2 million. Of these TDRs, 44.7% involved only a reduction in interest rate, 41.9% involved both reduced interest rate and term extensions and 13.4% involved only term extensions. See Note 4 to the unaudited Consolidated Financial Statements in this report for information on impaired loans.

Net Charge-Offs

	Three Months Ended
	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
(in thousands)	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*	$	% of Portfolio*
Land hold	$—	—%	$(58)	(4.58)%	$—	—%	$(33)	(2.00)%	$—	—%
Land development	(8)	(0.45)	100	5.76	(83)	(4.64)	3,079	93.21	43	0.76
Construction	(21)	(1.24)	14	1.24	(101)	(6.33)	(4)	(0.24)	(5)	(0.34)
Income producing	2,582	1.34	3,100	1.55	4,151	1.90	11,924	5.18	3,156	1.28
Owner-occupied	1,891	1.37	2,384	1.61	2,537	1.73	5,791	3.80	2,129	1.33

Total commercial real estate	4,444	1.32	5,540	1.57	6,504	1.76	20,757	5.33	5,323	1.28
Commercial and industrial	5,363	1.26	5,249	1.23	3,029	0.74	1,032	0.27	1,225	0.32

Total commercial	9,807	1.29	10,789	1.39	9,533	1.22	21,789	2.80	6,548	0.82
Residential mortgage	2,515	1.75	3,506	2.40	5,076	3.34	1,170	0.73	18,364	11.13
Direct consumer	4,790	2.20	5,666	2.59	10,935	4.87	6,930	2.95	5,710	2.37
Indirect consumer	2,078	0.85	2,225	0.97	2,572	1.19	2,746	1.25	2,797	1.25

Total consumer	9,383	1.55	11,397	1.92	18,583	3.14	10,846	1.76	26,871	4.27

Total net charge-offs	$19,190	1.39	$22,186	1.62	$28,116	2.05	$32,635	2.30	$33,419	2.34

*	Represents an annualized rate.

The decreases in net charge-offs compared to December 31, 2011 and September 30, 2011 reflect the continued stability and steady improvement in portfolio and economic trends.

Nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the net realizable value of the collateral, with the charge-off occurring when the loss is probable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan is five payments past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell before the loan becomes 120 days past due.

A summary of loan loss experience is provided below.

Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Allowance for loan losses - beginning of period	$136,120	$206,292	$172,726	$296,031
Provision for loan losses	5,195	17,481	18,891	123,801
Charge-offs	23,543	36,183	84,509	239,097
Recoveries	4,353	2,764	15,017	9,619

Net charge-offs	19,190	33,419	69,492	229,478

Allowance for loan losses - end of period	$122,125	$190,354	$122,125	$190,354

Portfolio loans outstanding at period end (1)	$5,430,904	$5,672,327	$5,430,904	$5,672,327
Average portfolio loans outstanding during period (1)	5,501,400	5,663,058	5,509,191	5,792,983
Allowance for loan losses as a percentage of portfolio loans	2.25%	3.36%	2.25%	3.36%
Ratio of net charge-offs during period to average portfolio loans (annualized)	1.39	2.34	1.68	5.30

(1)	Balances exclude loans held for sale.

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

Allocation of the Allowance for Loan Losses(1)

	September 30, 2012		December 31, 2011		September 30, 2011
		Related		Related		Related
(in thousands)	ALLL	NPL (2)	ALLL	NPL (2)	ALLL	NPL (2)
Specific allocated allowance:
Commercial and industrial	$195	$2,547	$42	$8,908	$99	$11,653
Commercial real estate	402	20,113	4,110	34,071	6,148	41,799
Residential mortgage	3,724	3,762	2,837	6,610	2,540	12,595
Direct consumer	428	1,183	70	1,147	184	2,367
Indirect consumer	—	—	—	478	—	474

Total specific allocated allowance	4,749	27,605	7,059	51,214	8,971	68,888

Risk allocated allowance:
Commercial and industrial	18,914	6,700	25,032	8,804	23,944	8,227
Commercial real estate	37,843	6,266	58,589	11,261	67,091	9,404

Total commercial	56,757	12,966	83,621	20,065	91,035	17,631
Residential mortgage	23,005	11,509	33,623	4,702	34,877	480
Direct consumer	26,325	9,372	32,950	10,972	37,682	12,360
Indirect consumer	9,289	2,391	12,973	475	13,789	782

Total risk allocated allowance	115,376	36,238	163,167	36,214	177,383	31,253

Total	120,125	63,843	170,226	87,428	186,354	100,141
General valuation allowances	2,000	—	2,500	—	4,000	—

Total	$122,125	$63,843	$172,726	$87,428	$190,354	$100,141

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	7.68%		0.48%		0.85%
Commercial real estate	2.00		12.06		14.71
Residential mortgage	99.00		42.93		20.17
Direct consumer	36.12		6.08		7.78
Total specific allocated allowance	17.20		13.78		13.02

Risk allocated allowance:
Commercial and industrial	282.30		284.31		291.04
Commercial real estate	603.99		520.33		713.46
Total commercial	437.75		416.76		516.34
Residential mortgage	199.89		N/M		N/M
Direct consumer	280.90		300.31		304.86
Indirect consumer	388.44		N/M		N/M
Total risk allocated allowance	318.39		450.55		567.58
Total	191.29		197.56		190.09

ALLL as a percentage of portfolio loans (3)
Risk allocated allowance: (4)
Commercial and industrial	1.12		1.63		1.58
Commercial real estate	2.88		3.88		4.19
Total commercial	1.89		2.75		2.92
Residential mortgage	4.06		5.33		5.43
Direct consumer	3.04		3.53		3.96
Indirect consumer	0.96		1.49		1.55
Total risk allocated allowance	2.14		2.98		3.17
Total allowance	2.25		3.12		3.36

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

Total Allowance for Loan Losses. The decreases in the total allowance and the allowance as a percentage of nonperforming loans from December 31, 2011 and September 30, 2011 were primarily the result of an overall decrease in loan balances, an improvement in risk mix of the commercial portfolio, and the stability in both portfolio and economic trends.

Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at September 30, 2012. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The provision for loan losses was $5.2 million in the third quarter of 2012, compared with $17.5 million in the third quarter of 2011. The decrease in the provision was primarily due to the previously mentioned improvements in credit quality and decline in loan balances, which resulted in a decline in the required allowance for loan losses.

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

The specific allocated allowance decreased from December 31, 2011 and September 30, 2011, primarily as a result of the improved mix of evaluated balances where the estimated fair value of the collateral provides sufficient coverage for the remaining outstanding balance. As a percentage of nonperforming loans, the specific allocated allowance increased from December 31, 2011 and September 30, 2011 as a result of an increase in the allowance related to accruing TDRs and a overall reduction in related nonperforming loans.

Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances based on Citizens’ quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit, changes in loss severity based on loan type, as well as other factors based upon the best judgment of management. The decrease from December 31, 2011 and September 30, 2011 reflects the continuing stability in both portfolio and economic trends. The majority of the decline from September 30, 2011 relates to the improvement in credit quality of the remaining portfolio at September 30, 2012, as evidenced by the 44.9% decline in commercial loans past due 30-89 days and the 49.0% decline in nonaccruing loans.

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

Loans Held for Sale

Loans held for sale at September 30, 2012 were $30.1 million, an increase of $19.7 million from December 31, 2011 and essentially unchanged from September 30, 2011. The increase from December 31, 2011 was primarily related to the inflow of two commercial relationships into held for sale.

Deposits

Total deposits at September 30, 2012 were $7.3 billion, a decrease of $92.0 million or 1.2% from December 31, 2011 and a decrease of $236.9 million or 3.1% from September 30, 2011. Core deposits, which exclude all time deposits, totaled $5.5 billion at September 30, 2012, an increase of $328.5 million or 6.3% from December 31, 2011 and an increase of $302.9 million or 5.8% over September 30, 2011. The increases in core deposits were the result of a continued focus on core deposit gathering. Time deposits totaled $1.8 billion at September 30, 2012, a decrease of $420.4 million or 19.1% from December 31, 2011 and a decrease of $539.8 million or 23.3% from September 30, 2011. The decreases were primarily the result of strategic reductions in single service high cost retail time deposits and brokered time deposits.

Citizens primarily gathers deposits from the local markets it serves but has utilized brokered deposits from time to time when cost effective. Excluding brokered deposits, Citizens had $516.5 million in time deposits of $100,000 or more at September 30, 2012, compared with $614.6 million at December 31, 2011 and $652.2 million at September 30, 2011. Time deposits greater than $100,000 decreased primarily as a result of the strategic focus on growing relationship balances, which resulted in a reduction in single service high cost retail time deposits. At September 30, 2012, Citizens had $129.8 million in brokered deposits, compared with $248.7 million at December 31, 2011 and $261.5 million at September 30, 2011. Brokered deposit balances decreased as excess liquidity was used to pay off maturing balances. Citizens continues to promote relationship-driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

Borrowed Funds

Short-term borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings consisting primarily of treasury, tax and loan (“TT&L”) borrowings. Short-term borrowed funds at September 30, 2012 totaled $42.8 million, an increase of $2.7 million or 6.7% from December 31, 2011 and an increase of $1.6 million or 3.8% from September 30, 2011. The increases reflect higher short-term repurchase agreement balances.

Long-term debt consists of advances from the Federal Home Loan Bank (“FHLB”) to the Bank, debt issued by the Holding Company, and other borrowed funds. Long-term debt at September 30, 2012 remained essentially unchanged from December 31, 2011 and September 30, 2011 at $852.5 million.

Capital Resources

Shareholders’ equity at September 30, 2012 totaled $1.4 billion, an increase of $338.7 million or 33.2% from December 31, 2011 and an increase of $349.1 million or 34.6% from September 30, 2011, in each case primarily as a result of the elimination of the valuation allowance on the deferred tax asset. Book value per common share at September 30, 2012, December 31, 2011, and September 30, 2011 was $26.36, $18.24, and $18.03, respectively.

Citizens continues to maintain a strong capital position, and its regulatory capital ratios are above “well-capitalized” standards. Citizens’ capital ratios are presented below.

Capital Ratios

	Regulatory Minimum for “Well- Capitalized”	September 30, 2012	December 31, 2011	September 30, 2011
Leverage ratio	5.00%	9.66%	8.45%	8.21%
Tier 1 capital ratio	6.00	15.09	13.51	12.81
Total capital ratio	10.00	16.35	14.84	14.14
Tier 1 common equity (non-GAAP)		8.83	7.24	6.77
Tangible equity to tangible assets (non-GAAP)		11.00	7.59	7.36
Tangible common equity to tangible assets (non-GAAP)		7.91	4.47	4.31

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

Credit ratings by the nationally recognized statistical rating agencies are an important component of Citizens’ liquidity profile. Credit ratings could impact Citizens’ ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and Citizens’ ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. Citizens’ credit ratings were downgraded throughout 2009 and 2010. In January of 2012, Fitch Ratings raised Citizens’ long-term issuer rating from CCC to B with a positive outlook. In February of 2012, Moody’s affirmed Citizens’ ratings and raised the long-term issuer rating outlook to stable. Following the September 13, 2012 announcement of the pending merger with FirstMerit, both Moody’s and Fitch raised Citizens’ rating outlook to watch positive. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently of any other rating. The current credit ratings for the Holding Company and the Bank, the dates on which the ratings were last issued and the outlook watch status of the ratings are displayed in the following table. An explanation of these ratings may be obtained from the respective rating agency.

Credit Ratings

	Moody’s	Fitch Ratings
Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (WP)	B (WP)
	9/13/2012	9/17/2012

Short-term/Commercial Paper	NP(WP)	B(WP)
	9/13/2012	9/17/2012

Trust Preferred	Caa2 (WP)	C(WP)
	9/13/2012	9/17/2012

Citizens Bank
Certificate of Deposit	Ba3 (WP) 9/13/2012	B+(WP) 9/17/2012

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing

The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiary and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus the retained net income of the preceding two years (which was negative during 2010 and 2011). Distributions in excess of this limit require prior regulatory approval. Since 2009, neither the Holding Company nor the Bank has paid any dividends. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s current cash available for use totaled $57.0 million as of September 30, 2012. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.

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

Since the first quarter of 2010, Citizens has deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, Series A Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program, in each case, as permitted by the underlying documentation. Deferral of these payments, which is permitted pursuant to the underlying documentation, preserves a total of $19.5 million of cash annually, although such amounts continue to accrue. Citizens evaluates the deferral of these payments periodically and, in consultation with and subject to prior approval by its regulators, will reinstate these payments when appropriate. As of September 30, 2012, the amount of the arrearage (including interest on missed dividends) on the dividend payments of the Series A Preferred Stock is $44.2 million and the amount accrued (including interest on missed interest payments) on the subordinated debentures associated with the trust preferred securities is $13.8 million. The Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the Series A Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears.

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation have terminated their written agreement with Citizens and its subsidiary, Citizens Bank, dated July 28, 2010.

Citizens’ long-term debt to equity ratio improved to 62.8% as of September 30, 2012 compared with 83.8% as of December 31, 2011, and 84.8% as of September 30, 2011. Changes in deposit obligations and short-term and long-term debt during the second quarter of 2012 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” Citizens believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.

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

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $1.1 billion or 10.9% of total assets as of September 30, 2012 compared with $843.0 million or 8.9% of total assets at December 31, 2011. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with September 30, 2012 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

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

Net interest income simulations were performed as of September 30, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.9% and 2.1%, respectively, from what it would be if rates were to remain at September 30, 2012 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at September 30, 2012, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates as at December 31, 2011. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Although Citizens was not in compliance at September 30, 2012, the value required to be paid under these agreements at that date if the counterparties had exercised their rights to terminate was not material. Further discussion of derivative instruments is included in Note 13 to the unaudited Consolidated Financial Statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the first quarter of 2012, putative class action litigation was filed against the Bank and the Corporation, in the United States District Court for the Eastern District of Michigan and in Genesee County Circuit Court in the State of Michigan, relating to the Bank’s practices in posting debit card transactions to customers’ deposit accounts. The class of plaintiffs, which purports to constitute substantially all of the Bank’s customers during the class period, alleges that the Bank improperly reordered debit card transactions from the highest amount to lowest amount before processing these transactions in order to generate unwarranted overdraft fees. Plaintiffs contend that the Bank should have processed such transactions in the chronological order they were authorized or from lowest to highest, and seek restitution for the fees they claim were wrongly charged as well as a declaratory judgment and attorney fees. The state court action was stayed, and the same lead plaintiff then filed suit in federal court. During the second quarter of 2012, the two federal cases were consolidated into one case pending in the United States District Court for the Eastern District of Michigan under the caption Jane Simpson, et al. v. Citizens Bank, U.S. District Court Case No. 2:12-cv-10267, while the state court action was dismissed. Citizens has filed a motion to dismiss the consolidated federal action, which motion is currently pending. This litigation is still in its early stages and there can be no assurance that the outcome will not be adverse to Citizens. However, based on the information currently known, Citizens does not believe the resolution of this litigation will have a material adverse effect on its results of operations, cash flows or financial condition.

Between September 17, 2012 and October 5, 2012, six purported shareholders of Citizens filed purported class action lawsuits in the Circuit Court of Genesee County, Michigan captioned Hilary Coyne, individually and on behalf of all others similarly situated v. Citizens Republic Bancorp, Inc., et al, Case No. 12-99027-CK; Vladimir Gusinsky Living Trust, individually and on behalf of all others similarly situated v. Citizens Republic Bancorp, Inc., et al, Case No. 12-99035-CK; Cecily Hoogerhyde, individually and on behalf of all others similarly situated v. Citizens Republic Bancorp, Inc., et al, Case No. 12-99052-CZ; Michael Decker, individually and on behalf of all others similarly situated v. Citizens Republic Bancorp, Inc., et al, Case No. 12-99099-CZ; Robert Block, individually and on behalf of all others similarly situated v. Citizens Republic Bancorp, Inc., et al, Case No. 12-99098-CZ, and Blair Cole, individually and on behalf of all others similarly situated v. Citizens Republic Bancorp, Inc., et al, Case No. 12-99150-CK. These lawsuits name as defendants Citizens, each of the current members of Citizens’ Board of Directors (the “Director Defendants”) and FirstMerit. The complaints allege that the Director Defendants breached their fiduciary duties by failing to obtain the best available price in connection with the Merger, by not utilizing a proper process to evaluate the Merger and by agreeing to protective devices that ensure that no entity other than FirstMerit will seek to acquire Citizens. They also allege that FirstMerit and, in some cases Citizens, aided and abetted those alleged breaches of fiduciary duty. The complaints seek declaratory and injunctive relief to prevent the consummation of the Merger, rescissory damages and other equitable relief. Citizens believes the claims asserted are without merit and intends to vigorously defend against these suits.

Item 1A. Risk Factors

For information regarding risk factors affecting Citizens, see “Risk Factors” in Item 1A of Part I of Citizens’ 2011 Annual Report on Form 10-K, as updated by Item 1A of part II of Citizens’ Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2012 and June 30, 2012. These risk factors are not the only risks Citizens faces. Additional risks and uncertainties not currently known or that Citizens currently deems to be immaterial also may materially adversely impact Citizens’ business, financial condition, and results of operations.

The risk factor entitled “We are party to various lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.” is amended and restated to read as follows:

We are party to various lawsuits. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, customers, shareholders and others make claims and take legal action against us and our directors. Whether these claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor they may result in significant financial liability to us (directly or as a result of our indemnification obligations), adversely affect the market’s perception of us and our products and services and impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, financial condition and results of operations.

As a result of the execution of the merger agreement with FirstMerit Corporation, the following risk factors are added:

We will be subject to contractual restrictions and business uncertainties while the FirstMerit merger is pending.

Our merger agreement with FirstMerit restricts us from operating our business other than in the ordinary course, and prohibits us from taking specified actions without FirstMerit’s consent until the merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. In addition, uncertainty about the effect of the FirstMerit merger on our staff members and clients may have an adverse effect on our business. We may have difficulty retaining staff members while the merger is pending, as certain staff members may experience uncertainty about their future roles with FirstMerit. In addition, the uncertainty caused by the pending merger could cause our clients and business associates to seek to change their existing business relationships with us. These uncertainties may impair our ability to attract, retain, and motivate key personnel and retain and grow our client base until we complete the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed. Failure to complete the merger with FirstMerit could negatively affect our business.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals, approval of the holders of Citizens’ preferred stock and common stock and consent of the FDIC under certain agreements with FirstMerit. If any condition to the merger is not satisfied or, where permitted, waived, the merger will not be completed and the merger agreement would be terminated. In addition, FirstMerit or Citizens may terminate the merger agreement under certain circumstances even if the merger is approved by their shareholders.

Another of the conditions to the closing of the merger is that no order, injunction (whether temporary, preliminary or permanent) or ruling issued by a court or governmental authority of competent jurisdiction that prohibits the completion of the merger shall be in effect. Citizens, its directors and FirstMerit are named as defendants in purported class action litigation brought by Citizens shareholders challenging the proposed merger and seeking, among other things, to enjoin completion of the merger. If the plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe.

If the merger agreement with FirstMerit is terminated, there may be various adverse consequences. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to contractual restrictions in the merger agreement and the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. In addition, we have incurred substantial expenses in connection with the negotiation and signing of the merger agreement and in anticipation of the completion of the merger. Also, the market price of our common stock could decline if the merger agreement is terminated to the extent that the current market price reflects a market assumption that the merger with FirstMerit will be completed. In addition, termination of our agreement with FirstMerit could result in downgrades by the credit rating agencies or adverse regulatory actions which could compromise our business.

The merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from regulatory authorities. These regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

We cannot be sure of the market value of the merger consideration that our common shareholders will receive as a result of the announced merger with FirstMerit.

Upon completion of the merger, each share of our common stock will be converted into merger consideration consisting of 1.37 shares of FirstMerit common stock. The market value of the merger consideration will vary from the closing price of FirstMerit common stock on the date we announced the merger, on the date that the proxy statement/prospectus is mailed to our shareholders, on the date of the special meeting of our shareholders, on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control. Any change in the market price of FirstMerit common stock prior to completion of the merger will affect the market value of the merger consideration that our shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of FirstMerit common stock or shares of our common stock. Accordingly, at the time of the special meeting, our shareholders will not know or be able to calculate the market value of the merger consideration they would receive upon completion of the merger.

Further, the businesses of FirstMerit and Citizens differ in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of FirstMerit and Citizens.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on FirstMerit’s ability to realize anticipated cost savings and to combine the businesses of FirstMerit and Citizens in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of Citizens nor result in decreased revenues due to any loss of customers. However, to realize these anticipated benefits, the businesses of FirstMerit and Citizens must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Citizens has operated and, until the completion of the merger, will continue to operate, independently. The anticipated cost savings from the merger are largely expected to derive from the absorption by FirstMerit of many of our back-office and other duplicative administrative functions. It is possible that the integration process could result in the loss of key employees who may then receive severance benefits, the disruption of each company’s ongoing business that adversely affects our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources and could result in deposit attrition or other adverse operational results. A failure to successfully navigate the complicated integration process could have an adverse effect on Citizens during the pre-merger transition period and on the combined company following the merger.

Another expected benefit from the merger is an expected increase in the revenues of the combined company from anticipated sales of FirstMerit’s wide variety of financial products, and from increased lending out of the combined company’s larger capital base. An inability to successfully market FirstMerit’s products to Citizens’ customer base could cause the earnings of the combined company to be less than anticipated.

The merger agreement limits Citizens’ ability to pursue an alternative acquisition proposal and requires Citizens to pay a termination fee of $37.5 million under limited circumstances relating to alternative acquisition proposals.

The merger agreement prohibits FirstMerit and Citizens from soliciting, initiating or encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by FirstMerit or Citizens of a termination fee in the amount of $37.5 million in the event that the other party terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Citizens from considering or proposing such an acquisition.

Other than the foregoing and as set forth in Citizens’ Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2012 and June 30, 2012, there have been no material changes to the risk factors set forth in Item 1A of Citizens’ Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	The Plans or Programs
Period	Shares Purchased	Per Share	Programs	(1)
July 2012	—	$—	—	124,115
August 2012	—	—	—	124,115
September 2012	—	—	—	124,115

Total	—	$—	—	124,115

(1)

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

Item 3. Defaults Upon Senior Securities

As previously disclosed, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its Series A Preferred Stock. Therefore, Citizens is currently in arrears with the dividend payments on the Series A Preferred Stock and interest payments on the junior subordinated debentures as permitted by the related documentation. As of September 30, 2012, the amount of the arrearage (including interest on the dividend payments) on the dividend payments of the Series A Preferred Stock is $44.2 million and the amount of the arrearage (including interest on the interest payments) on the payments on the subordinated debt associated with the trust preferred securities is $13.8 million.

Item 6. Exhibits

The exhibits listed on the “Exhibit Index” of this report are filed herewith and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS REPUBLIC BANCORP, INC.

Date: November 1, 2012	By	/s/ Lisa T. McNeely
Lisa T. McNeely
Chief Financial Officer
(principal financial officer and duly authorized officer)

10-Q EXHIBIT INDEX

The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit No.	Description

2.4	Agreement and Plan of Merger, dated September 12, 2012, by and between FirstMerit Corporation and Citizens Republic Bancorp, Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request) (Citizens’ Form 8-K filed September 14, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.