Form 10-K
period 2012-12-31
CITIZENS REPUBLIC BANCORP, INC.
filed 2013-02-28
CIK 351077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 001-33063

CITIZENS REPUBLIC BANCORP, INC.

(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2378932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

328 S. Saginaw Street, Flint, Michigan	48502
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (810) 766-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, no par value 7.50% Trust Preferred Securities (issued by Citizens Funding Trust I)	The NASDAQ Capital Market® New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $679,082,450. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s no par value common stock as of February 15, 2013 was 40,494,598.

DOCUMENTS INCORPORATED BY REFERENCE

None

CITIZENS REPUBLIC BANCORP, INC.

2012 Annual Report on Form 10-K

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

RECENT DEVELOPMENTS

On April 19, 2012, Citizens announced that, effective April 17, 2012, the Federal Reserve Bank of Chicago (FRBC) and the Michigan Office of Financial and Insurance Regulation (OFIR) terminated their written agreement with Citizens, and our subsidiary, Citizens Bank dated July 28, 2010.

The Written Agreement required the boards of directors of the Holding Company and the Bank to undertake various assessments and submit by specified dates in 2010 a number of plans acceptable to the FRBC and OFIR in connection with the following matters.

•	Allowance for Loan and Lease Losses

•	Compliance Committee

•	Staffing Plans

•	Credit Risk Management Practices

•	Credit Administration

•	Asset Improvement

•	Capital Plan

•	Liquidity Position Management

On September 13, 2012, Citizens and FirstMerit Corporation (“FirstMerit”) announced the signing of an agreement and plan of merger, dated as of September 12, 2012 under which FirstMerit would acquire Citizens in a stock-for-stock merger transaction (the “FirstMerit Merger”). Under the terms of the merger agreement, holders of Citizens common stock will receive 1.37 shares of FirstMerit common stock in exchange for each share of Citizens common stock.

Subject to receipt of requisite approvals, FirstMerit is also required to repay at closing Citizens’ approximately $355 million of TARP preferred stock, which includes $55 million of estimated deferred dividends, held by the U.S. Treasury. The merger has been unanimously approved by the Boards of Directors of both Citizens and FirstMerit and is subject to customary closing conditions, including receipt of regulatory approvals and approval by both companies’ shareholders. The transaction is expected to close in the second quarter of 2013.

On December 10, 2012, Citizens announced that it would resume interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. Regularly scheduled quarterly interest payments were deferred in January 2010 although Citizens continued to accrue for the obligations. Payment on the variable rate junior subordinated debenture issued on June 26, 2003 due June 2033 (“2003 Debenture”) was made on December 26, 2012 for the 12 payments due or deferred plus interest and dividends on the associated trust preferred securities were made to holders of record on December 15, 2012. Payment on the 7.50% junior subordinated debentures issued on October 3, 2006 due September 2066 (the “2006 Debenture”) (NYSE: CTZ-PrA) along with dividends on the associated trust preferred securities will be made in March 2013. In the aggregate, Citizens’ accrued obligation for these deferred payments was approximately $12 million. Citizens intends to resume the regular quarterly interest payment schedule.

GEOGRAPHIC LOCATIONS

Citizens conducts operations through 219 offices and 248 ATM locations throughout Michigan, Wisconsin, and Ohio with 1,973 full-time equivalent employees as of December 31, 2012. In Michigan, the primary markets are concentrated in the Lower Peninsula, primarily in the Mid-Michigan and Southeast Michigan areas, with a small presence in the Upper Peninsula. In Wisconsin, the primary markets include the greater Green Bay Metropolitan area, the Fox Valley region which extends from Appleton to Oshkosh, suburban Milwaukee, and also rural markets in southern and northern Wisconsin. In Ohio, the primary market is the greater Cleveland area. All of Citizens’ assets are located in the United States.

PRINCIPAL SOURCES OF REVENUE

Citizens’ primary source of revenue is interest income. The table below shows the amount of total consolidated revenues resulting from interest and fees on loans, interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock, and noninterest income for each of the last three years:

(in thousands)	2012	2011	2010
Interest and fees on loans	$293,782	$312,746	$390,587
Interest and dividends on investment securities, money market investments, FHLB and Federal Reserve stock	78,146	95,073	93,857
Noninterest income	92,320	95,257	94,659

Total revenues	$464,248	$503,076	$579,103

Citizens’ revenue tends to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, and competitive conditions within the marketplace, as well as residential housing markets in the communities Citizens serves.

LINES OF BUSINESS

Citizens’ performance is monitored by an internal profitability measurement system that provides line of business results and key performance measures. Citizens operates along five major business lines: Regional Banking, Specialty Consumer, Specialty Commercial, Wealth Management, and Other. The Regional Banking, Specialty Consumer, and Specialty Commercial business lines are involved in lending activity. Lending involves credit risk which is controlled and monitored through active asset quality management, the use of lending standards, and thorough review of potential borrowers. Credit risk management is discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” “Allowance for Loan Losses,” and “Contractual Obligations and Off-Balance Sheet Arrangements” and under Notes 1, 3, 4, and 16 to the Consolidated Financial Statements.

Additional information regarding the business lines is incorporated herein by reference from “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Line of Business Results” and in Note 15 of the Consolidated Financial Statements.

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

Citizens Bank is a state-chartered bank and is therefore subject to supervision, regulation and examination by the state banking regulator of the state in which it is chartered, the Michigan Office of Financial and Insurance Regulation. Citizens Bank is also subject to supervision and examination by the FRB because it is a member of the Federal Reserve System and by the Federal Deposit Insurance Corporation (“FDIC”), because the FDIC insures its deposits to the extent provided by law.

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

On April 17, 2008, Citizens’ Board of Directors voted to suspend the common stock quarterly dividend. On January 28, 2010, Citizens announced that it was suspending the dividend payments on its trust preferred securities and on its fixed-rate cumulative perpetual preferred stock, Series A (the “TARP Preferred Stock”) with liquidation value of $300 million to the U.S. Department of the Treasury (“Treasury”) as part of the Treasury’s Capital Purchase Program. During 2011, two directors were elected to the Holding Company’s Board of Directors pursuant to the terms of the TARP Preferred Stock due to the Holding Company’s failure to pay dividends on the TARP Preferred Stock for six quarterly dividend periods. In December 2012, after consultation, and agreement with its primary regulator, Citizens announced it will resume interest payments on the outstanding junior subordinated debentures relating to our two trust preferred securities.

The Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the TARP Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears. The accrued and unpaid TARP Preferred Stock dividends are scheduled to be paid just prior to completion of the FirstMerit Merger. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity Risk Management” for additional information.

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

(1)

Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities - goodwill - accumulated other comprehensive income (loss) - disallowed portion of deferred tax asset - other intangible assets.

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

At December 31, 2012 and 2011, Citizens’ regulatory capital ratios were above “well capitalized” standards. Information concerning capital adequacy guidelines for the Holding Company and Citizens Bank including their regulatory capital position at December 31, 2012 and maintenance of minimum average reserve balances by the Bank with the FRB is incorporated herein by reference from “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources” and “Liquidity Risk Management” and Note 18 to the Consolidated Financial Statements.

FDIC Insurance Assessments

The FDIC calculates deposit insurance based on a risk-based system that places a bank in one of four risk categories, principally on the basis of its capital level and an evaluation of the bank’s risk to the relevant deposit insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. Under the Federal Deposit Insurance Act, depository institutions such as Citizens’ subsidiary bank may not pay interest on indebtedness, if such interest is required to be paid out of net profits, or distribute any of its capital assets while it remains in default on any assessment due to the FDIC.

The calculation of the FDIC assessment includes the Financing Corporation (“FICO”) assessment. FICO was established to finance the Federal Savings and Loan Insurance Corporation resolution fund. All FDIC insured banks are required to pay into this resolution fund through the Deposit Insurance Fund (“DIF”).

In mid 2011, the FDIC Board implemented a rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The rule finalized a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15 percent so that the average rate over time should be about 8.5 basis points of the assessment base and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule, in aggregate, increased the share of assessments paid by large institutions and created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

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

Transactions with Affiliates

Transactions between the Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. The affiliates of the Bank include any entity controlled by Citizens. Generally, Sections 23A and 23B (i) limit the extent to which the subsidiary banks may engage in “covered transactions” with any one affiliate to an amount equal to 10% of Citizens’ capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of the bank’s capital stock and surplus, (ii) require that a bank’s extensions of credit to such affiliates be fully collateralized (with 100% to 130% collateral coverage, depending on the type of collateral), (iii) prohibit the bank from purchasing or accepting as collateral from an affiliate any “low quality assets” (including nonperforming loans) and (iv) require that all “covered transactions” be on terms substantially the same, or at least as favorable, to the bank or its subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other types of similar transactions. The definition of “covered transactions” has been expanded by the Dodd-Frank Act and applicable regulations to include repurchase agreements with an affiliate, debt obligations issued as collateral for a loan or extension of credit, securities borrowing and lending transactions to the extent the transaction creates credit exposure to the Bank and derivative transactions. Additionally, covered transactions must now be secured at all times by collateral with a specified market value. Previously, a covered transaction only needed to be secured at the time of transaction with collateral of a specified market value.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal stockholders of banks. Under Section 22(h) of the Federal Reserve Act and its implementing regulations, loans to a director, an executive officer or a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one-borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) and its implementing regulations also prohibit loans, above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. Section 22(h) generally requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. Under the Dodd-Frank Act and applicable regulations, the types of extensions of credit covered by Section 22(h) have been expanded to include credit exposure to a person resulting from derivative transactions, repurchase agreements, reverse repurchase agreements, securities lending transactions and securities borrowing transactions.

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

The GLBA also contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to “opt out” of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the GLBA.

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

Among other provisions affecting Citizens’ business, the Dodd-Frank Act:

•

Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling and the size of the Deposit Insurance Fund, and increased the floor applicable to the size of the DIF.

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

•

Authorized the Federal Reserve Board to adopt enhanced supervision standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by Dodd-Frank. In April 2012, the Federal Reserve Board and FSOC issued final rules and interpretative guidance establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements, (iv) overall risk management requirements, (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits (the “SIFI Rules”). The SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the SIFI Rules will not apply to Citizens for so long as its total consolidated assets remain below $50 billion. Two aspects of the SIFI Rules – requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that such committee include a “risk expert” – apply to bank holding companies with total consolidated assets of $10 billion or more.

The implications of the Dodd-Frank Act for Citizens’ will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act. Citizens continues to analyze the impact of rules adopted under the Dodd-Frank Act. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules are implemented and their combined impacts can be understood.

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

In December 2010, the Basel Committee released its new framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” In June 2011, a revised version of this framework was released. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The US Federal Reserve announced in December 2011 that it would implement substantially all of the Basel III rules. In November 2012, however, the US Federal Reserve, FDIC and Office of the Comptroller of the Currency announced that implementation of the capital requirements would be delayed indefinitely. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact Citizens’ operating results.

ECONOMIC FACTORS AND MONETARY POLICY

Citizens’ earnings and business are affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal regulatory authorities, including the Federal Reserve System. Citizens’ policy for addressing credit risk, the effect of the economy on credit risk in 2012, 2011, and 2010 and its potential effect on future periods is discussed in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Critical Accounting Policies,” “Loan Portfolio,” “Credit Risk Management,” “Nonperforming Assets,” and “Allowance for Loan Losses” and incorporated herein by reference. Through open market securities transactions, variations in the Federal Funds rate and the establishment of reserve requirements, the Board of Governors of the Federal Reserve System exerts considerable influence on interest rates and the supply of money and credit. Citizens strives to manage the effects of interest rates through its asset/liability management process but the effect of fluctuating economic conditions and federal regulatory policies on Citizens’ future profitability cannot be predicted with any certainty. The effect of the economy and changes in interest rates on Citizens’ net interest margin and net interest income in 2012, 2011, and 2010 and their potential effect on future periods is discussed in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income” and is incorporated herein by reference. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk” and incorporated herein by reference.

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

Risks Related to Our Business

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

A significant portion of our loan portfolio is secured by commercial and residential real estate. These portfolios are comprised of borrowers primarily located in Michigan, Wisconsin, and Northern Ohio. While the overall economy continues to improve, the Michigan and Northern Ohio markets in particular were adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building during the recent recession. The credit performance of loans secured by commercial income producing properties were negatively affected by tenant losses and reduced rental rates, contributing to the decline in values associated with the income producing loan portfolio. We may suffer further losses in these segments if our efforts to limit losses through execution of prudent workout strategies are unsuccessful. Although we do not engage in subprime lending, the credit performance of the residential mortgage portfolio has been negatively impacted by borrowers’ loss of or reduction in, income.

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

Our core lending and other businesses have been adversely affected by the recent weakness in the national and regional economies in which we operate, particularly Michigan. Our ability to generate earnings and maintain regulatory capital ratios at acceptable levels at our Holding Company and the Bank depends substantially on developments in those economies. Also, our potential inability to comply with applicable laws, regulations and regulatory policies or standards due to the effects of these conditions on our results of operations and financial condition may result in heightened regulatory scrutiny and require us to take actions to protect depositors that are not in the best interests of our shareholders.

While the Michigan economy is showing improvement, economic growth has been slow. With historic weaknesses in the economy nationally and particularly in our primary markets, and the effect of this weakness on unemployment rates and the value of real estate collateralizing many of our loans, we have incurred substantial losses in previous years and our capital levels have been adversely affected. These effects have, in turn, hampered our ability to comply with various standards and policies of our various banking regulators which are intended primarily for the protection of depositors and the FDIC, not shareholders or holders of subordinated debt or trust preferred securities. Any failure to comply with laws, regulations, or regulatory policies or standards could also result in heightened regulatory scrutiny and in further sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to operate or expand our business, could require us to raise additional capital, sell assets or take other actions on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition, results of operations, and stock price.

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

The negative economic effects caused by terrorist attacks, cyber attacks, potential attacks and other destabilizing events would likely contribute to the deterioration of the quality of our loan portfolio and could reduce our customer base, our level of deposits, and demand for our financial products such as loans.

High inflation, natural disasters, acts of terrorism, cyber attacks, an escalation of hostilities or other international or domestic occurrences, and other factors could have a negative impact on the economy of the Upper Midwest regions in which we operate. An additional economic downturn in our markets would likely contribute to the deterioration of the quality of our loan portfolio by impacting the ability of our customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in the Bank and the stability of our deposit funding sources. An additional economic downturn could also have a significant impact on the demand for our products and services. The cumulative effect of these matters on our results of operations and financial condition would likely be adverse and material.

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

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates, which could decrease the deposits that we attract or require us to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which could increase our cost of funds.

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

Recent high levels of bank failures and temporary programs increasing deposit insurance limits dramatically increased resolution costs for the FDIC and depleted its deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios for the deposit insurance fund, the FDIC increased assessment rates for all insured institutions in recent years. There can be no assurance that we will not be required to pay even higher FDIC insurance premiums than the recently increased levels, particularly if our assets increase to more than $10 billion, which may materially adversely affect our results of operations and financial condition.

We may not realize our deferred income tax assets and loss carryforwards.

The realization of our deferred income tax assets is dependent on generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. If a period of sustained losses were to occur, we may be required to recognize an allowance against all or part of our deferred tax asset, which would have a material adverse effect on our results of operations in the period in which such an allowance is recognized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a change of ownership occurs with respect to a company with deferred income tax assets, that company’s use of the pre-change of ownership tax loss carryforwards as well as the ability to use certain unrealized built-in losses would be substantially limited. A change of ownership occurred under Section 382 as a result of the exchange offers of common stock for long-term debt in the third quarter of 2009. Generally, under Section 382, the yearly limitation on our ability to utilize such deductions will be equal to the product of the applicable long-term tax exempt rate and the sum of the values of our common stock and our TARP Preferred Stock immediately before the ownership change. Our ability to utilize deductions related to credit losses during the twelve-month period following such an ownership change would also be limited under Section 382, together with net operating loss carryforwards, to the extent that such deductions reflect a net loss that was “built-in” to our assets immediately prior to the ownership change.

Because the 2009 exchange offers triggered an ownership change, our ability to use the net operating loss carryforwards and certain built-in losses existing at the time of the deemed change in ownership to offset future income will be substantially limited. Therefore, we may suffer higher than anticipated tax expense, and consequently lower net income and cash flow, in future years. Moreover, any future change in ownership would further limit our ability to use our net operating loss carryforwards and certain built-in losses existing at the time of the future change in ownership.

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

We regularly perform a variety of analyses on our assets and the impact of credit losses on our capital base, including the preparation of stress case scenarios. Due to economic conditions in the markets in which we operate and the challenges posed to our business, including those described in other Risk Factors, we may determine, based on these analyses, that we need to raise additional Tier 1 common equity to maintain and strengthen our capital base as the effects of these events impact our business over the coming months and years. We may also determine to raise equity capital to repay outstanding obligations, with unfavorable interest or dividend rates. Any potential capital raising transaction could be highly dilutive to our common shareholders. The market price of our common stock could decline as a result of the dilutive effect of the capital raising transactions we may enter into, or the perception that such transactions could occur.

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

Our Holding Company is required by banking regulation to act as a “source of strength” to the Bank. If the Bank incurs losses and regulatory capital levels at the Bank decline, our Holding Company may be required by the bank regulatory agencies to contribute additional capital to the Bank. As of December 31, 2012, the Holding Company’s cash resources totaled $81.8 million. We may not have sufficient funds at our Holding Company level to make required capital contributions to the Bank if the Bank incurs losses.

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

Risks Relating to the FirstMerit Merger

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

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed. Failure to complete the merger with FirstMerit could negatively affect our business or cause our stock price to decline.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of the Citizens and FirstMerit shareholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law, including the absence of any materially burdensome condition in the regulatory approvals, the merger will not be completed. In addition, FirstMerit or Citizens may terminate the merger agreement under certain circumstances even if the merger is approved by their shareholders, including but not limited to, if the merger has not been completed on or before June 12, 2013. If we do not complete the merger, the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, we would not realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial results, financial condition and stock prices of FirstMerit or Citizens.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred substantial expenses in connection with the negotiation and signing of the merger agreement, the receipt of regulatory and shareholder approvals and in anticipation of the completion of the merger. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

The merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from regulatory authorities. These regulatory authorities, including the Federal Reserve and the Comptroller of the Currency may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying completion of the merger, giving FirstMerit the right to terminate the merger agreement or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger. The Comptroller of the Currency’s approval of the merger of FirstMerit Bank and Citizens Bank is a condition of the merger.

We cannot be sure of the market value of the merger consideration that our common shareholders will receive as a result of the announced merger with FirstMerit.

Upon completion of the merger, each share of our common stock will be converted into merger consideration consisting of 1.37 shares of FirstMerit common stock. The market value of the merger consideration will vary from the closing price of FirstMerit common stock on the date we announced the merger, on the date that the proxy statement/prospectus is mailed to our shareholders, on the date of the special meeting of our shareholders, on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory situation of FirstMerit and Citizens. Many of these factors are beyond our control. Any change in the market price of FirstMerit common stock prior to completion of the merger will affect the market value of the merger consideration that our shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of FirstMerit common stock or shares of our common stock. Accordingly, at the time of the special meeting, our shareholders will not know or be able to calculate the market value of the merger consideration they would receive upon completion of the merger.

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

The success of the merger will depend, in part, on FirstMerit’s ability to realize anticipated benefits and cost savings from combining the businesses of FirstMerit and Citizens and to combine the businesses of FirstMerit and Citizens in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Citizens nor decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, FirstMerit must successfully combine the business of FirstMerit and Citizens. If the combined company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Citizens has operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees who may then receive severance benefits, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The anticipated cost savings from the merger are largely expected to derive from the absorption by FirstMerit of many of our back-office and other duplicative administrative functions. Integration efforts between the two companies will also divert significant management attention and resources that will not be available for normal operations. An inability to successfully market FirstMerit’s products to Citizens’ customer base could cause the earnings of the combined company to be less than anticipated. An expected benefit from the merger is an expected increase in the revenues of the combined company from anticipated sales of FirstMerit’s wide variety of financial products, and from increased lending out of the combined company’s larger capital base and legal lending limits. An inability to successfully market FirstMerit’s products to our customer base could cause the earnings of the combined company to be less than anticipated. Integration matters and the transition to FirstMerit could have an adverse effect on Citizens and FirstMerit during the pre-merger transition period, and on FirstMerit for an undetermined period after consummation of the merger.

The merger agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $37.5 million under limited circumstances relating to alternative acquisition proposals.

The merger agreement prohibits FirstMerit and Citizens from soliciting, initiating or encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the merger agreement. The merger agreement also provides for the payment by FirstMerit or Citizens of a termination fee in the amount of $37.5 million in the event that the other party terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Citizens from considering or proposing such an acquisition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Citizens’ executive offices are located at 328 South Saginaw Street, Flint, Michigan in the main office building of Citizens Bank, the bank subsidiary. The bank subsidiary operates through 219 offices. Of these, 60 are leased and the remainder are owned and not subject to any material liens. Rent expense on the leased properties totaled $6.1 million in 2012. The banking offices are located in various communities throughout the states of Michigan and Wisconsin, and in parts of Ohio, and are used by all of Citizens’ business segments. At certain Citizens Bank locations a portion of the office buildings are leased to tenants.

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

Between September 17, 2012 and October 5, 2012, alleged shareholders of Citizens filed six purported class action lawsuit in the Circuit Court of Genesee County, Michigan, which have been consolidated as In re Citizens Republic Bancorp, Inc. Shareholder Litigation, Case No. 12-99027-CK (the “Lawsuit”). The consolidated complaint (the “Complaint”) names as defendants Citizens, each of the current members of Citizens’ board of directors and FirstMerit. It alleges that the director defendants breached their fiduciary duties by failing to obtain the best available price in connection with the merger, by not utilizing a proper process to evaluate the merger and by agreeing to protective devices that ensure that no entity other than FirstMerit will seek to acquire Citizens. The Complaint also alleges that FirstMerit and Citizens aided and abetted those alleged breaches of fiduciary duty. The Complaint seeks declaratory and injunctive relief to prevent the consummation of the merger, rescissory damages and other equitable relief. The defendants filed a motion to dismiss the Complaint.

On February 21, 2013, the plaintiffs and defendants entered into a memorandum of understanding (the “MOU”) setting forth their agreement in principle to settle the Lawsuit. While the defendants deny the allegations made in the Complaint, they have agreed to enter into the MOU to avoid the costs and disruptions of any further litigation and to permit the timely closing of the Merger. The MOU describes the terms that the parties have agreed to include in the final settlement agreement concerning the Complaint (the “Settlement Agreement”), subject to confirmatory discovery by the plaintiffs, and describes the actions that the parties will take or refrain from taking between the date of the MOU and the date that the Settlement Agreement is finally approved.

The MOU, among other things, provided that the Defendants would amend the joint proxy statement/prospectus filed on February 21, 2013, to include the supplemental disclosures contained in the MOU. The MOU also provides that the Settlement Agreement will include an injunction against proceedings in connection with the Complaint and any additional complaints concerning claims that will be covered by the Settlement Agreement. In addition, the MOU provides that the Settlement Agreement will include a release on behalf of the plaintiffs, along with other members of the class of Citizens’ shareholders certified for purposes of the Settlement Agreement, in favor of the defendants and their related parties from any claims that arose from or are related to the Merger. The Defendants have agreed to pay the plaintiffs’ attorneys’ fees and expenses as awarded by the court, subject to court approval of the Settlement Agreement and the consummation of the Merger.

We do not believe the costs associated with the Settlement Agreement or the MOU will have a material impact on Citizens’ financial condition, results of operations or liquidity.

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

The Holding Company’s common stock is traded on NASDAQ under the symbol “CRBC”. There were approximately 24,500 shareholders of the Holding Company’s common stock as of December 31, 2012, which includes record holders and individual participants in security position listings.

Information regarding the Holding Company’s high and low stock prices during each quarter of the last two fiscal years is set forth in the table below. The Holding Company is currently prohibited from paying cash dividends or repurchasing shares of common stock without the prior written consent of the U.S. Treasury and none have been paid during the last three years. Also, the Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the TARP Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears. Restrictions on the Holding Company’s ability to pay dividends are described in “Item 1 Business – Supervision and Regulation” and such descriptions are incorporated herein by reference.

	Common Stock Price Range		Closing Price
	High	Low
2012
First quarter	$15.75	$11.40	$15.61
Second quarter	17.47	14.55	17.13
Third quarter	20.98	16.80	19.35
Fourth quarter	19.74	16.92	18.97
Year	20.98	11.40	18.97
2011
First quarter(1)	$9.75	$6.05	$8.90
Second quarter(1)	9.52	6.00	6.90
Third quarter	9.75	6.28	6.92
Fourth quarter	11.69	6.11	11.40
Year	11.69	6.00	11.40

(1)	Prices retroactively adjusted to reflect the 1-for-10 reverse stock split effective after the close of trading on July 1, 2011.

In addition, the information under the caption “Equity Compensation Plan Information” under Item 12 of this Report is incorporated herein by reference.

Stock Performance Graph

The following graph summarizes the annual percentage change in the cumulative total shareholder return of the Holding Company’s common stock for the last five years compared with the Keefe, Bruyette & Woods Regional Banking Index (Ticker: KRX) and the S&P 500 Index (Ticker: SPX). The graph assumes the investment in Citizens’ common stock and each index was $100 on December 31, 2007 and the reinvestment of all dividends. The returns shown are not necessarily indicative of future performance.

	2007	2008	2009	2010	2011	2012
CRBC	$100.00	$21.02	$4.87	$4.34	$8.04	$13.38
KRX	100.00	81.53	63.52	76.45	72.53	82.20
SPX	100.00	63.06	79.70	91.68	93.63	108.55

The information furnished under the heading “Stock Performance Graph” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, and such information shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (2)
October 2012	1,952	$19.23	—	124,115
November 2012	—	—	—	124,115
December 2012	—	—	—	124,115

Total	1,952	$19.23	—	124,115

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

The selected financial data presented below is derived from Citizens’ audited consolidated financial statements and should be read in conjunction with its Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010, and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report. Material events or changes that affect the comparability of information in the table are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Significant Developments.”

Five Year Summary of Selected Financial Data

(in thousands, except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
For The Year
Net interest income	$300,772	$313,110	$329,064	$310,449	$343,039
Provision for loan losses	23,204	138,808	392,882	323,820	280,961
Noninterest income (1)	92,320	95,257	94,659	63,133	96,577
Noninterest expense (2)	270,622	283,150	307,087	585,139	482,312
Income (loss) from continuing operations before income taxes	99,266	(13,591)	(276,246)	(535,377)	(323,657)
Income tax (benefit) provision from continuing operations (3)	(273,009)	(20,258)	12,858	(29,633)	70,970
Income (loss) from discontinued operations (after tax) (4)	—	—	(3,821)	(8,469)	1,575
Net income (loss)	372,275	6,667	(292,925)	(514,213)	(393,052)
Net income (loss) attributable to common shareholders (5)	347,928	(16,318)	(314,610)	(533,990)	(405,016)
Cash dividends	—	—	—	—	21,959
Taxable equivalent adjustment	6,074	7,482	10,582	15,574	17,444

Per Common Share Data (6)
Income (loss) from continuing operations:
Basic	$8.61	$(0.41)	$(7.89)	$(27.11)	$(43.20)
Diluted	8.61	(0.41)	(7.89)	(27.11)	(43.20)
Income (loss) from discontinued operations:
Basic	$—	$—	$(0.10)	$(0.44)	$0.17
Diluted	—	—	(0.10)	(0.44)	0.17
Net income (loss):
Basic	$8.61	$(0.41)	$(7.99)	$(27.55)	$(43.03)
Diluted	8.61	(0.41)	(7.99)	(27.55)	(43.03)
Cash dividends	—	—	—	—	2.90
Common book value	26.62	18.24	18.47	26.85	105.97
Tangible book value (non-GAAP) (7)	25.85	17.24	17.20	25.00	77.99
Tangible common book value (non-GAAP) (8)	18.63	10.16	10.19	18.10	56.87
Shares outstanding, end of period (9)	40,497,890	40,260,213	39,716,714	39,439,741	12,599,694
Market value, end of period	18.97	11.40	6.15	6.90	29.80

At Year End
Assets	$9,586,683	$9,462,849	$9,965,645	$11,595,670	$12,724,678
Earning assets	8,453,513	8,680,995	9,302,825	10,864,446	11,655,879
Portfolio loans	5,258,976	5,529,535	6,216,602	7,787,905	8,963,175
Allowance for loan losses	110,439	172,726	296,031	338,940	252,938
Deposits	7,160,785	7,394,941	7,726,834	8,500,763	8,630,250
Long-term debt	850,910	854,185	1,032,689	1,512,987	2,193,066
Shareholders’ equity	1,370,505	1,019,537	1,011,731	1,331,036	1,601,321

Average For The Year
Assets	$9,570,133	$9,669,597	$10,997,062	$12,126,968	$12,911,620
Earning assets	8,628,907	8,946,187	10,272,769	11,237,214	11,600,954
Portfolio loans	5,461,074	5,752,516	7,175,649	8,349,387	9,274,707
Allowance for loan losses	145,566	228,509	325,844	304,016	186,828
Deposits	7,315,842	7,582,742	8,282,629	8,509,676	8,351,683
Long-term debt	852,932	898,501	1,280,839	1,904,455	2,520,604
Shareholders’ equity	1,200,867	993,761	1,229,945	1,444,733	1,558,414

Financial Ratios (10)
Return on average assets	3.89%	0.07%	(2.66)%	(4.24)%	(3.04)%
Return on average shareholders’ equity	31.00	0.67	(23.82)	(35.59)	(25.22)
Average shareholders’ equity / average assets	12.55	10.28	11.18	11.91	12.07
Dividend payout ratio	—	—	—	—	(5.59)
Net interest margin (FTE) (11)	3.56	3.58	3.31	2.90	3.10
Efficiency ratio (non-GAAP) (12)	65.75	63.05	67.73	74.21	62.61
Allowance for loan losses as a percent of portfolio loans	2.10	3.12	4.76	4.35	2.82
Allowance for loan losses as a percent of nonperforming loans (13)	187.15	197.56	138.41	71.83	82.99
Allowance for loan losses as a percent of nonperforming assets (13)	162.38	168.97	105.66	57.30	57.79
Nonperforming loans as a percent of portfolio loans (13)	1.12	1.58	3.44	6.06	3.40
Nonperforming assets as a percent of portfolio loans plus ORAA (13)(14)	1.29	1.84	4.45	7.47	4.80
Nonperforming assets as a percent of total assets (13)	0.71	1.08	2.81	5.10	3.44
Ratio of net charge-offs during period to average portfolio loans	1.57	4.56	6.07	2.85	2.04
Leverage ratio	9.95	8.45	7.71	9.21	9.66
Tier 1 capital ratio	15.71	13.51	12.11	12.52	12.21
Total capital ratio	16.97	14.84	13.51	13.93	14.49

(1)

Noninterest income includes a fair-value adjustment on loans held for sale of $1.0 million, $1.8 million, $20.6 million, $20.1 million and $9.4 million in 2012, 2011, 2010, 2009, and 2008, respectively; a loss on investment securities of $1.3 million in 2011 and a gain on investment securities of $13.9 million in 2010; and a net loss on debt extinguishment of $15.9 million in 2009.

(2)

Noninterest expense includes fair-value adjustments on other real estate (“ORE”) properties of $0.2 million, $12.8 million, $13.4 million, $23.3 million and $8.1 million in 2012, 2011, 2010, 2009 and 2008, respectively and a goodwill impairment of $256.3 million and $178.1 million in 2009 and 2008, respectively.

(3)

Income tax provision (benefit) from continuing operations includes the increase in benefit for 2012, primarily the result of eliminating the valuation allowance against the deferred tax asset during the second quarter.

(4)

Citizens completed a stock purchase agreement in 2010 with Great Western Bank whereby Great Western Bank acquired all of the stock of Citizens’ wholly owned subsidiary, F&M, in exchange for $50.0 million in cash.

(5)

Net (loss) income attributable to common shareholders includes a non cash dividend to preferred shareholders of $24.3 million, $23.0 million, $21.7 million, and $19.8 million in 2012, 2011, 2010, and 2009, respectively, and a $0.2 dividend on redeemable preferred stock and a $11.7 million deemed dividend on convertible preferred stock in 2008.

(6)	Per common share data, as well as number of shares, were adjusted to reflect the 1 for 10 reverse stock split effective 7/1/11.
(7)

Tangible book value is an estimate of a company’s worth, if it was liquidated, to shareholders. The calculation using ending balances is as follows: (Shareholders’ equity-Goodwill-Intangible assets)/Common shares outstanding.

(8)

Tangible common book value is an estimate of a company’s worth, if it was liquidated, to common shareholders. The calculation using ending balances is as follows: (Shareholders’ equity-Preferred stock-Goodwill-Intangible assets)/Common shares outstanding.

(9)

Includes participating shares which are restricted stock units and restricted shares. On September 30, 2009 completed the settlement of its exchange for outstanding long term debt securities with a carrying value of $204.0 million.

(10)	Financial ratios are based upon continuing operations.
(11)	Net interest margin includes taxable equivalent adjustments to interest income and is based on a tax rate of 35%.
(12)

Efficiency ratio (non-GAAP) is calculated as follows: (Noninterest expense-Losses on other real estate (“ORE”)-ORE expenses-Intangible amortization-Goodwill impairment-FDIC special assessment-(Gain)loss related to Visa USA shares-Restructuring and merger related expenses)/(Net interest income+Taxable equivalent adjustment+Total noninterest income-Investment securities gains(losses)).

(13)	Nonperforming loans/assets exclude troubled debt restructurings (TDRs) that are on an accrual status and performing in accordance with their modified terms.
(14)	Other real estate assets acquired (“ORAA”) include nonaccrual loans held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of Citizens’ financial condition and results of operations for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and Notes. The discussion highlights the principal factors affecting earnings (loss) for the years 2012, 2011, and 2010 and the significant changes in balance sheet items from December 31, 2011 to December 31, 2012 and is intended to help the reader understand, from management’s perspective, the consolidated financial statements, notes to financial statements, and the accompanying tables, charts and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management’s insights regarding known events and trends that have or may reasonably be expected to have a material effect on Citizens’ operations and financial condition. All share and per share amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective July 1, 2011.

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

Citizens’ primary source of revenue is net interest income, which is the difference between interest income on earning assets (such as loans and securities) and interest expense on liabilities (such as interest-bearing deposits and borrowings) used to fund those assets. Net interest income is affected by fluctuations in the amount and composition of earning assets and funding sources and in the yields earned and rates paid, respectively, on these assets and liabilities. Citizens’ measures the level of interest income relative to earning assets and interest bearing liabilities through two statistics—interest spread and net interest margin. The interest spread represents the difference between the taxable equivalent yields on earning assets and the rates paid for interest-bearing liabilities. The net interest margin is expressed as the percentage of taxable equivalent net interest income to average earning assets. Citizens’ sensitivity to changes in interest rates and the potential effect of changes in interest rates on net interest income is presented in more detail in “Interest Rate Risk”.

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

Performance Summary

An analysis of the major components of net income (loss) is presented below.

Three Year Summary of Net Income Components

	Year Ended December 31,
(in thousands)	2012	2011	2010
Interest income	$371,928	$407,819	$484,444
Interest expense	71,156	94,709	155,380

Net interest income	300,772	313,110	329,064
Provision for loan losses	23,204	138,808	392,882
Noninterest income	92,320	95,257	94,659
Noninterest expense	270,622	283,150	307,087
Income tax (benefit) provision from continuing operations	(273,009)	(20,258)	12,858
Loss from discontinued operations (net of income tax)	—	—	(3,821)

Net income (loss)	372,275	6,667	(292,925)
Dividend on redeemable preferred stock	(24,347)	(22,985)	(21,685)

Net income (loss) attributable to common shareholders	$347,928	$(16,318)	$(314,610)

Pre-tax pre-provision profit (non-GAAP)(2)
Net income (loss) from continuing operations	$372,275	$6,667	$(289,104)
Income tax (benefit) provision from continuing operations	(273,009)	(20,258)	12,858
Provision for loan losses	23,204	138,808	392,882
Net (gains) losses on loans held for sale	984	(1,808)	20,617
Merger-related expenses	5,008	—	—
Investment securities (gains) losses	—	1,336	(13,896)
(Gains) losses on other real estate (ORE)	(214)	12,768	13,438
Fair value adjustment on bank owned life insurance(1)	(71)	233	(67)
Fair value adjustment on swaps(1)	11	413	782

Pre-tax pre-provision profit (non-GAAP)	$128,188	$138,159	$137,510

(1)	Amounts contained in “Other Income” on Consolidated Statement of Operations.
(2)	Pre-tax pre-provision profit (non-GAAP) defined in “Use of Non-GAAP Financial Measures.”

Key factors behind the changes in results for 2012 compared with 2011 were:

•

The decrease in net interest income was primarily a result of a decrease of $317.3 million in average earning assets. Additionally, net interest margin dropped by two basis points to 3.56%. The decrease in average earning assets was primarily due to reductions in our loan portfolio, particularly in the commercial real estate business, as well as smaller decreases in the residential mortgage and direct consumer portfolios. These reductions were partially offset by substantial increases in the commercial and industrial and indirect portfolios, as well as investment securities. The decrease in net interest margin was primarily the result of the continued low interest rate environment, which has resulted in reduced yields on our earning assets. The negative effects on asset yields were almost fully offset by a more advantageous funding mix and reduced funding costs.

•

The decrease in the provision for loan losses in 2012 was primarily a result of the continuing improvement of the credit metrics within our business. During 2012, we experienced improvement in virtually every credit metric including delinquencies, non-performing assets, and charge offs.

•

Noninterest income dropped 3% compared to 2011 as clients changed their behavior relative to penalty fees and product choices. Additionally, we experienced a net loss in loans held for sale in 2012 while we recorded gains in 2011. The loss in 2012 was driven by a $2.7 million charge related to one commercial loan relationship in the loans held for sale portfolio.

•

The decrease in noninterest expense was the result of a reduction in credit related expenses including gains or losses on ORE, ORE expenses and other loan expense. These reductions were partially offset by increased employment and merger related costs.

•	The large increase in the income tax benefit was driven almost entirely by the elimination of our valuation allowance on the deferred tax asset.

•	Pre-tax pre-provision profit decreased approximately $10.0 million due largely to reduced net interest income discussed above.

SIGNIFICANT DEVELOPMENTS

Business Combination

On September 13, 2012, Citizens and FirstMerit Corporation (“FirstMerit”) announced the signing of a definitive agreement under which FirstMerit will acquire Citizens in a stock-for-stock merger transaction. Under the terms of the agreement, Citizens’ common shareholders will receive 1.37 shares of FirstMerit common stock in exchange for each share of Citizens’ common stock.

FirstMerit is also required to repay at closing Citizens’ approximately $355 million of TARP preferred stock, which includes $55 million of estimated deferred dividends, held by the U.S. Treasury. The merger has been unanimously approved by the Boards of Directors of both Citizens and FirstMerit and is subject to customary closing conditions, including receipt of regulatory approvals and approval by both companies’ shareholders. The transaction is expected to close in the second quarter of 2013.

Payments resumed on Trust Preferred Securities

On December 10, 2012, Citizens announced that it will resume interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities. Regularly scheduled quarterly interest payments were deferred in January 2010 although Citizens continued to accrue for the obligations. Payment on the variable rate junior subordinated debentures due June 2033 was made on December 26, 2012 for the 12 payments due or deferred plus interest and dividends on the associated trust preferred securities were made to holders of record on December 15, 2012. Payment on the 7.50% junior subordinated debentures due September 2066 (NYSE: CTZ-PrA) along with dividends on the associated trust preferred securities will be made in March 2013. In the aggregate, Citizens’ accrued obligation for these deferred payments as of December 31, 2012 was approximately $12 million. Citizens intends to resume the regular quarterly interest payment schedule.

Reversal of the Valuation Allowance on our Deferred Tax Asset

During 2012, Citizens recorded an income tax benefit of $273.0 million primarily the result of eliminating the valuation allowance against our deferred tax asset that had been established as of December 2008. Following Citizens’ quarterly review of the deferred tax asset at June 30, 2012, Citizens determined that the deferred tax asset valuation allowance was no longer necessary. As of December 31, 2012, the recorded balance of the net deferred tax asset was $272.9 million.

Termination of the Written Agreement with FRBC and OFIR

On July 28, 2010, Citizens and Citizens Bank entered into a written supervisory agreement with the FRBC and OFIR, their primary regulators. Effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation terminated the written agreement.

Reverse Stock Split

Citizens affected a 1-for-10 reverse stock split of its common stock effective after the close of trading on July 1, 2011. Citizens common stock began trading on a split adjusted basis on The NASDAQ Capital Market at the opening of trading on July 5, 2011.

Proportional adjustments were made to Citizens’ equity based plans as well as outstanding options, warrants and other securities entitling their holders to purchase or receive shares of Citizens common stock so that the reverse stock split did not materially affect any of the rights of holders of those securities.

Resolution of Problem Assets

In an effort to reduce overall problem asset levels, Citizens resolved $460.0 million of problem assets in the first quarter of 2011 and $466.2 million of problem assets in the fourth quarter of 2010 through a combination of bulk sales and individual workouts, recording a provision for loan losses of $88.7 million and $131.3 million and net charge-offs of $160.6 million and $159.3 million in the first quarter of 2011 and fourth quarter of 2010, respectively. These resolution efforts led to substantial decreases in the provision for loan losses in the second half of 2011, significantly reduced the outstanding amount of nonperforming loans and watchlist loans and improved the credit quality of our loan portfolio.

Discontinued Operations

On April 23, 2010, Citizens completed the sale of its wholly owned subsidiary, F&M Bank-Iowa (“F&M”) to Great Western Bank in exchange for $50.0 million in cash. The price represented approximately 25 times F&M’s average earnings and 1.10 times its tangible book value. The sale proceeds improved Citizens’ capital and liquidity positions in a manner that was non-dilutive to shareholders.

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

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), this report includes non-GAAP financial measures such as net interest margin, efficiency ratio, tangible equity to tangible assets ratio, tangible common equity to tangible assets ratio, Tier 1 common equity ratio and pre-tax pre-provision profit. Citizens believes these non-GAAP financial measures provide additional information that is useful to investors in understanding the underlying performance of Citizens, its business, and performance trends and, to a lesser degree, such measures may help facilitate performance comparisons with others in the banking industry. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious as to their use of such measures. To mitigate these limitations, Citizens has procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that Citizens’ performance is properly reflected to facilitate consistent period-to-period comparisons. Although Citizens believes the non-GAAP financial measures disclosed in this report enhance investors’ understanding of its business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for GAAP basis financial measures.

Net Interest Margin and Efficiency Ratio (non-GAAP financial measures)

In accordance with industry standards, certain designated net interest income amounts are presented on a taxable equivalent basis, including the calculation of net interest margin and the efficiency ratio. Citizens believes the presentation of net interest margin on a taxable equivalent basis using a 35% effective tax rate allows comparability of net interest margin with industry peers by eliminating the effect of the differences in portfolios attributable to the proportion represented by both taxable and tax-exempt investments. See “Item 6 Selected Financial Data,” the Non-GAAP Reconciliation Table, and the Average Balances/Net Interest Income/Average Rates Table later in this report for additional information.

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

A portion of the compensation awarded to Citizens’ Named Executive Officers and certain other management employees for their performance in 2011 and 2012 is measured against a PTPP performance target as Citizens believes that PTPP is a key measurement that helps keep revenue generation as a focus for its business and a particularly valuable measure during challenging credit cycles. Based on 2011 full year results, the total cash compensation award linked to PTPP was $0.8 million. Additionally, during 2011, approximately 186,500 shares of restricted stock were granted which have a two-year vesting period based partially on PTPP results and partially on net income. Based on 2012 full year results, the total potential cash compensation award linked to PTPP is $1.6 million, payable in early 2013. The grants are designed so that a portion of the compensation is based on net income while the remainder does not depend on management’s performance with regard to managing loan losses, securities impairments, merger related expenses, and other asset impairments.

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

Non-GAAP Reconciliation

(in thousands)	2012	2011	2010
Efficiency Ratio (non-GAAP)
Net interest income (A)	$300,772	$313,110	$329,064
Taxable equivalent adjustment (B)	6,074	7,482	10,582
Investment securities (losses) gains (C)	—	(1,336)	13,896
Noninterest income (D)	92,320	95,257	94,659
Noninterest expense (E)	270,622	283,150	307,087
Losses on ORE and ORE Expenses (F)	1,045	17,090	18,408
Intangible amortization (G)	2,120	3,027	3,923
Merger related expenses (H)	5,008	—	—
Efficiency ratio: (E-F-G-H)/(A+B-C+D) (non-GAAP)	65.75%	63.05%	67.73%
Tangible Common Equity to Tangible Assets (non-GAAP)
Total assets	$9,586,683	$9,462,849	$9,965,645
Goodwill	(318,150)	(318,150)	(318,150)
Other intangible assets	(5,308)	(7,428)	(10,454)

Tangible assets (non-GAAP)	$9,263,225	$9,137,271	$9,637,041

Total shareholders’ equity	$1,370,505	$1,019,537	$1,011,731
Goodwill	(318,150)	(318,150)	(318,150)
Other intangible assets	(5,308)	(7,428)	(10,454)

Tangible equity (non-GAAP)	$1,047,047	$693,959	$683,127

Tangible equity	$1,047,047	$693,959	$683,127
Preferred stock	(292,473)	(285,114)	(278,300)

Tangible common equity (non-GAAP)	$754,574	$408,845	$404,827

Tier 1 Common Equity (non-GAAP)
Total shareholders’ equity	$1,370,505	$1,019,537	$1,011,731
Qualifying capital securities and other adjustments	73,667	73,558	73,489
Goodwill	(318,150)	(318,150)	(318,150)
Accumulated other comprehensive loss (income)	13,213	5,820	20,156
Disallowed deferred tax asset	(241,535)	—	—
Other intangible assets	(5,308)	(7,428)	(10,454)

Tier 1 capital (regulatory)	$892,392	$773,337	$776,772

Tier 1 capital (regulatory)	$892,392	$773,337	$776,772
Qualifying capital securities and other adjustments	(73,667)	(73,558)	(73,489)
Preferred stock	(292,473)	(285,114)	(278,300)

Total Tier 1 common equity (non-GAAP)	$526,252	$414,665	$424,983

Net risk-weighted assets (regulatory)	$5,695,254	$5,723,333	$6,416,792
Equity to assets	14.30%	10.77%	10.15%
Tier 1 common equity (non-GAAP)	9.24	7.24	6.62
Tangible equity to tangible assets (non-GAAP)	11.30	7.59	7.09
Tangible common equity to tangible assets (non-GAAP)	8.15	4.47	4.20

RESULTS OF OPERATIONS

NET INTEREST INCOME

An analysis of net interest income, interest spread and net interest margin with average balances and related interest rates is presented below.

Average Balances/Net Interest Income/Average Rates

	2012			2011			2010
(in thousands)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)	Average Balance	Interest (1)	Average Rate (2)
Earning Assets
Money market investments	$251,169	$626	0.25%	$340,482	$840	0.25%	$605,217	$1,501	0.25%
Investment securities (3) :
Taxable	2,573,740	63,912	2.48	2,444,539	79,281	3.24	1,901,195	72,545	3.82
Tax-exempt	207,726	8,711	6.45	250,098	10,800	6.64	366,044	16,035	6.74
FHLB and Federal Reserve stock	121,107	4,897	4.04	132,101	4,152	3.14	154,959	3,776	2.44
Portfolio loans (4) :
Commercial and industrial	1,647,813	89,944	5.54	1,438,292	72,194	5.13	1,728,712	81,069	4.80
Commercial real estate	1,415,141	69,652	4.92	1,776,292	90,862	5.12	2,631,901	139,307	5.30
Residential mortgage	591,946	25,595	4.32	700,257	32,539	4.65	867,500	43,862	5.06
Direct consumer	884,745	51,490	5.82	981,396	59,273	6.04	1,133,691	68,794	6.07
Indirect consumer	921,429	56,639	6.15	856,279	56,947	6.65	813,845	55,629	6.84

Total portfolio loans	5,461,074	293,320	5.40	5,752,516	311,815	5.45	7,175,649	388,661	5.44
Loans held for sale (4)	14,091	462	3.28	26,451	931	3.52	69,705	1,926	2.76

Total earning assets	8,628,907	371,928	4.38	8,946,187	407,819	4.64	10,272,769	484,444	4.82
Nonearning Assets
Cash and due from banks	143,639			142,721			163,203
Premises and equipment	93,953			101,009			107,382
Investment security fair value adjustment	54,149			44,712			54,451
Other nonearning assets	795,051			663,477			725,101
Assets of discontinued operations	—			—			108,615
Allowance for loan losses	(145,566)			(228,509)			(325,844)

Total assets	$9,570,133			$9,669,597			$11,105,677

Interest-Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$1,026,098	$1,437	0.14	$953,187	$2,021	0.21	$1,008,871	$2,741	0.27
Savings deposits	2,639,803	5,901	0.22	2,636,422	9,315	0.35	2,561,596	15,785	0.62
Time deposits	1,902,397	30,121	1.58	2,489,703	45,991	1.85	3,405,281	80,000	2.35
Short-term borrowings	41,676	53	0.13	42,760	79	0.18	36,744	80	0.22
Long-term debt	852,932	33,644	3.94	898,501	37,303	4.15	1,280,839	56,774	4.43

Total interest-bearing liabilities	6,462,906	71,156	1.10	7,020,573	94,709	1.35	8,293,331	155,380	1.87
Noninterest-Bearing Liabilities and Shareholders’ Equity
Noninterest-bearing demand	1,747,544			1,503,430			1,306,881
Other liabilities	158,816			151,833			146,669
Liabilities of discontinued operations	—			—			128,851
Shareholders’ equity	1,200,867			993,761			1,229,945

Total liabilities and shareholders’ equity	$9,570,133			$9,669,597			$11,105,677

Interest Spread (5)		$300,772	3.28%		$313,110	3.29%		$329,064	2.95%

Contribution of noninterest bearing sources of funds			0.28			0.29			0.36

Net Interest Margin (5)(6)			3.56%			3.58%			3.31%

(1)	Interest income is shown on actual basis and does not include taxable equivalent adjustments.
(2)

Average rates are presented on an annual basis and include taxable equivalent adjustments to interest income of $6.1 million, $7.5 million and $10.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, based on a tax rate of 35%.

(3)

For presentation in this table, average balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

(4)	Nonaccrual loans are included in average balances for each applicable loan category.
(5)	The interest spread and net interest margin are presented on a tax-equivalent basis.
(6)	Because noninterest-bearing funding souces, demand deposits, other liabilities and shareholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

2012 compared with 2011

The decrease in net interest margin was primarily the result of lower earning assets and the continued low interest rate environment, which resulted in a slightly reduced yield on our earning assets. The negative effects on asset yields were almost fully offset by a more advantageous funding mix and reduced funding costs. Average earning assets decreased $317.3 million. Additionally, net interest margin dropped by two basis points to 3.56%. The decrease in average earning assets was primarily due to reductions in our loan portfolio, particularly in the commercial real estate business, as well as smaller decreases in the residential mortgage and direct consumer portfolios. These reductions were partially offset by substantial increases in the commercial and industrial and indirect portfolios as well as investment securities.

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

Analysis of Changes in Interest Income and Interest Expense

	2012 Compared to 2011			2011 Compared to 2010
	Net	Increase (Decrease) Due to Change in		Net	Increase (Decrease) Due to Change in
(in thousands)	Change(1)	Rate (2)	Volume(2)	Change(1)	Rate (2)	Volume(2)
Interest Income on Earning Assets:
Money market investments	$(214)	$9	$(223)	$(661)	$(8)	$(653)
Investment securities:
Taxable	(15,369)	(19,379)	4,010	6,736	(11,957)	18,693
Tax-exempt	(2,089)	(304)	(1,785)	(5,235)	(225)	(5,010)
FHLB and Federal Reserve stock	745	1,113	(368)	376	987	(611)
Loans:
Commercial and industrial	17,750	6,659	11,091	(8,875)	5,420	(14,295)
Commercial real estate	(21,210)	(3,325)	(17,885)	(48,445)	(4,536)	(43,909)
Residential mortgage loans	(6,944)	(2,152)	(4,792)	(11,323)	(3,349)	(7,974)
Direct consumer	(7,783)	(2,101)	(5,682)	(9,521)	(321)	(9,200)
Indirect consumer	(308)	(4,476)	4,168	1,318	(1,531)	2,849

Total portfolio loans	(18,495)	(5,395)	(13,100)	(76,846)	(4,317)	(72,529)
Loans held for sale	(469)	(60)	(409)	(995)	427	(1,422)

Total	(35,891)	(24,016)	(11,875)	(76,625)	(15,093)	(61,532)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Interest-bearing demand deposits	(583)	(728)	145	(720)	(575)	(145)
Savings deposits	(3,414)	(3,426)	12	(6,470)	(6,918)	448
Time deposits	(15,870)	(5,986)	(9,884)	(34,009)	(15,060)	(18,949)
Short-term borrowings	(26)	(24)	(2)	(1)	(13)	12
Long-term debt	(3,660)	(1,816)	(1,844)	(19,471)	(3,409)	(16,062)

Total	(23,553)	(11,980)	(11,573)	(60,671)	(25,975)	(34,696)

Net Interest Income	$(12,338)	$(12,036)	$(302)	$(15,954)	$10,882	$(26,836)

(1)	Changes are based on actual interest income and do not reflect taxable equivalent adjustments.
(2)	The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

2012 compared with 2011

The decrease in net interest income reflects rate and volume variances that are unfavorable in the aggregate. The unfavorable rate variance was primarily the result of the continued low interest rate environment, which has resulted in reduced yields on our earning assets. The negative effects on asset yields were partially offset by a more advantageous funding mix and reducing funding costs. The negative volume variance is the result of a lower level of average earning assets.

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

PROVISION FOR LOAN LOSSES

After determining what Citizens believes is an appropriate allowance for loan losses based on the inherent risk in the portfolio, the provision for loan losses is calculated each quarter as a result of the net effect of the quarterly change in the allowance for loan losses and the quarterly net charge-offs. The decreases in the provision for loan losses for 2012 compared with 2011 as well as 2011 to 2010 were primarily due to our focused efforts to improve asset quality, stabilized portfolio credit metrics and an overall decrease in loan balances. See “Critical Accounting Policies – Allowance for Loan Losses” and “Allowance for Loan Losses” for a discussion of the calculation of the allowance and the related methodology.

NONINTEREST INCOME

An analysis of the components of noninterest income is presented in the table below.

Noninterest Income

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2012	2011	2010	2012-2011	2011-2010	2012-2011	2011-2010
Service charges on deposit accounts	$37,308	$39,268	$40,336	$(1,960)	$(1,068)	(5.0)%	(2.6)%
Trust fees	14,601	15,103	15,603	(502)	(500)	(3.3)	(3.2)
Mortgage and other loan income	8,104	9,620	10,486	(1,516)	(866)	(15.8)	(8.3)
Brokerage and investment fees	6,055	5,072	4,579	983	493	19.4	10.8
Card-based and other nondeposit fees	17,507	17,167	15,916	340	1,251	2.0	7.9
(Losses) gains on loans held for sale	(984)	1,808	(20,617)	(2,792)	22,425	(154.4)	(108.8)
Investment securities (losses) gains	—	(1,336)	13,896	1,336	(15,232)	(100.0)	(109.6)
Other	9,729	8,555	14,460	1,174	(5,905)	13.7	(40.8)

Total noninterest income	$92,320	$95,257	$94,659	$(2,937)	$598	(3.1)	0.6

2012 compared with 2011

Noninterest income dropped 3.1% compared to 2011. We experienced a net loss on loans held for sale in 2012 while we recorded gains in 2011. The loss in 2012 was driven by a $2.7 million charge related to one commercial loan relationship in the category. Changes in the other noninterest items were largely offsetting. Service charges on deposit accounts were lower as clients changed their behavior relative to penalty fees and product choices. Mortgage and other loan income were down due to a decline in commercial letter of credit fees and derivative income, partially offset by increased mortgage origination volume. Brokerage and investment fees performed well due to increased focus to improve performance.

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

NONINTEREST EXPENSE

An analysis of the components of noninterest expense is presented in the table below.

Noninterest Expense

	Year Ended December 31,			$ Change		% Change
(dollars in thousands)	2012	2011	2010	2012-2011	2011-2010	2012-2011	2011-2010
Salaries and employee benefits	$132,850	$123,514	$126,384	$9,336	$(2,870)	7.6%	(2.3)%
Occupancy	24,997	26,059	26,963	(1,062)	(904)	(4.1)	(3.4)
Professional services	13,772	9,331	10,550	4,441	(1,219)	47.6	(11.6)
Equipment	12,001	12,136	12,482	(135)	(346)	(1.1)	(2.8)
Data processing services	16,717	16,131	18,734	586	(2,603)	3.6	(13.9)
Advertising and public relations	5,904	5,848	6,530	56	(682)	1.0	(10.4)
Postage and delivery	4,456	4,543	4,571	(87)	(28)	(1.9)	(0.6)
Other loan expenses	13,224	16,007	20,311	(2,783)	(4,304)	(17.4)	(21.2)
(Gains) losses on other real estate (ORE)	(214)	12,768	13,438	(12,982)	(670)	(101.7)	(5.0)
ORE expenses	1,259	4,322	4,970	(3,063)	(648)	(70.9)	(13.0)
Intangible asset amortization	2,120	3,027	3,923	(907)	(896)	(30.0)	(22.8)
Other	43,536	49,464	58,231	(5,928)	(8,767)	(12.0)	(15.1)

Total noninterest expense	$270,622	$283,150	$307,087	$(12,528)	$(23,937)	(4.4)	(7.8)

2012 compared with 2011

The decrease in noninterest expense was the result of a substantial reduction in credit related expenses including reduced losses on ORE, ORE expenses and other loan expense. These expenses were lower in 2012 due to the continued improvement in our credit quality. These reductions were partially offset by increased salaries and benefits costs resulting from increased incentives due to better performance and a fuller staff compliment. The increase in professional services is related to our pending merger with FirstMerit.

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

FDIC insurance premiums

In 2011, the FDIC implemented a rule that changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund. The rule finalized a target size for the DIF at 2 percent of insured deposits. It also implemented a lower assessment rate schedule when the fund reaches 1.15 percent so that the average rate over time should be about 8.5 basis points of the assessment base and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. The rule, in aggregate, increased the share of assessments paid by large institutions and created a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance. The new rule did not have a material effect on our results of operations and financial condition as assets were below $10 billion in 2012 and 2011.

FEDERAL AND STATE INCOME TAXES

Citizens recorded an income tax benefit of $273.0 million for 2012 compared with a tax benefit of $20.3 million for 2011 and a tax expense of $12.9 million in 2010. The tax benefit in 2012 was primarily the result of eliminating the valuation allowance against our deferred tax asset. The tax benefit in 2011 was primarily the result of recording a receivable due to the change in a tax election and changes in other components of income that are included in the calculation of the tax provision. The tax expense in 2010 was primarily the result of alternative minimum tax calculations.

In assessing whether or not some or all of our deferred tax assets are more likely than not to be realized in the future, we consider all available positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operations. Based on an evaluation of the then-available positive and negative evidence, Citizens determined it was appropriate to establish a full valuation allowance on our deferred tax asset as of December 31, 2008. At that time, and in subsequent quarters, negative evidence, including a recent cumulative history of operating losses, outweighed the positive evidence.

However, at June 30, 2012, the positive evidence outweighed the negative evidence and Citizens determined that a deferred tax asset valuation allowance was no longer necessary. The significant positive evidence in our analysis included: five consecutive quarters of profitability, termination of the written agreement with our primary regulators, improved capital levels, solid credit metrics, strong deposit mix, reduced regulatory risk, and a stabilizing economy.

The positive evidence continued through the remainder of 2012 including seven consecutive quarters of profitability, continued strong credit metrics, and other items noted above. As a result we continue to believe that the positive evidence outweighs the negative evidence and no valuation allowance is necessary at December 31, 2012.

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

(in thousands)	2012	2011	2010
Regional Banking	$31,716	$695	$(4,904)
Specialty Consumer	4,495	(4,831)	(45,316)
Specialty Commercial	47,062	(2,670)	(98,847)
Wealth Management	3,160	3,587	2,716
Other	285,842	9,886	(142,753)

Net income (loss) from Continuing Operations	$372,275	$6,667	$(289,104)

2012 compared with 2011

Net income for Regional Banking increased primarily due to lower provision for loan losses, partially offset by lower net interest income and increased income tax expense. The decrease in the provision for loan losses reflected the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics. The decrease in net interest income reflected the decline in loan balances. Income taxes increased due to the improvement in pre-tax earnings.

Specialty Consumer recorded net income in 2012, compared to a net loss in 2011 primarily due to lower provision for loan losses, which reflects the results of our focused efforts to improve asset quality, stabilized portfolio credit metrics as well as an overall decrease in loan balances.

Specialty Commercial recorded net income in 2012, compared to a net loss in 2011 primarily due to lower provision for loan losses and higher net interest income. The decrease in the provision for loan losses reflected the results of our focused efforts to improve asset quality and stabilized portfolio credit metrics. The increase in net interest income was directly related to an increase in commercial and industrial lending.

Net income for Wealth Management decreased primarily as a result of lower trust income due to a lower level of trust assets under administration.

Activities that are not directly attributable to one of the primary lines of business are included in the Other business line. Included in this category are the Holding Company; the shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the four primary lines of business. Net income for the Other line of business increased primarily as a result of lower income taxes as a result of the reversal of the deferred tax valuation allowance, partially offset by lower net interest income. Changes in income taxes reflect an allocation of 35% to all other lines of businesses in 2012 and 2011.

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

The Other line of business recorded net income for 2011, compared to a net loss in 2010 primarily as a result of higher net interest income, lower noninterest expense, lower discontinued operations and lower taxes. These improvements were partially offset by lower noninterest income. The increases in net interest income were primarily the result of the internal profitability methodology utilized at Citizens that insulates the other lines of business from interest-rate risk and assigns the risk to the asset/liability management function, which is a component of this segment. The decrease in noninterest expense was primarily the result of a decrease in FDIC insurance costs, as well as a continued focus on improving efficiencies. The 2010 loss on discontinued operations was directly related to the fair value adjustment related to the sale of F&M. The decrease in noninterest income was primarily the result of net gains on investment securities sales during 2010. Changes in income taxes reflect an allocation of 35% to all other lines of businesses in 2011 and 2010.

FINANCIAL CONDITION

TOTAL ASSETS

Total assets at December 31, 2012 were $9.6 billion, an increase of $123.8 million or 1.3% from December 31, 2011. The increase was due to the restoration of the deferred tax asset, and increases in investment securities, partially offset by a reduction in loan balances.

MONEY MARKET INVESTMENTS AND INVESTMENT SECURITIES

Objectives in managing the securities portfolio are driven by the dynamics of the balance sheet, including growth, maturity, management of interest rate risk and maximizing return. On October 6, 2008 the FRB announced that it would pay interest on required and excess reserve balances at rates close to the targeted federal funds rates. Citizens has chosen to utilize this program while adverse conditions exist in the credit markets. Securities are classified as available for sale or held to maturity and as of December 31, 2012, 58.1% of the securities in Citizens’ investment securities portfolio were classified as available for sale. A summary of investment securities balances is provided below.

Investment Securities

		December 31,
(in thousands)	2012	2011	2010
Securities available for sale, at fair value:
Federal agencies	$—	$—	$5,557
Collaterized mortgage obligations	661,743	365,302	599,264
Mortgage-backed	933,143	823,852	1,259,131
State and municipal	102,436	123,308	183,584
Other	303	271	1,992

Total available for sale	1,697,625	1,312,733	2,049,528
Securities held to maturity, at amortized cost:
Collaterized mortgage obligations	283,264	350,160	—
Mortgage-backed	844,086	988,930	363,427
State and municipal	98,918	104,964	111,405

Total held to maturity	1,226,268	1,444,054	474,832

Total investment securities	$2,923,893	$2,756,787	$2,524,360

Citizens maintained the risk profile of its investment securities portfolio during 2012 by increasing holdings of GNMA or agency-issued mortgage-backed securities and decreasing holdings of municipal and whole-loan mortgage-backed securities.

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

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2012, the whole loan CMOs had a market value of $58.9 million with gross unrealized losses of $0.6 million. Citizens performs a thorough credit review on a quarterly basis on the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2012 credit review demonstrated continued strength and no material degradation to the holdings. Additionally, Citizens determined there is no other-than-temporary impairment on any security in the investment portfolio at December 31, 2012.

Maturities and average yields of investment securities are presented in the table below.

Maturity Distribution of Investment Securities Portfolio (1)

	Due Within		One to		Five to		After
	One Year		Five Years		Ten Years		Ten Years		Total
December 31, 2012		Avg.		Avg.		Avg.		Avg.		Avg.
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale (2)
Collateralized mortgage obligations (3)	$80,155	2.63%	$580,049	2.07%	$1,539	4.33%	$—	—%	$661,743	2.14%
Mortgage-backed(3)	20,225	4.10	854,637	3.15	42,066	3.22	16,215	3.22	933,143	3.18
State and municipal(4)	9,369	7.04	16,311	6.85	61,794	6.23	14,962	6.10	102,436	6.38
Other	—	—	—	—	—	—	303	4.57	303	4.57

Total available for sale	$109,749	3.28	$1,450,997	2.76	$105,399	5.00	$31,480	4.60	$1,697,625	2.97

Securities held to maturity (2)
Collateralized mortgage obligations (3)	$7,107	2.38%	$276,157	3.19%	$—	—%	$—	—%	$283,264	3.17%
Mortgage-backed(3)	—	—	593,149	3.16	218,028	3.26	32,909	2.82	844,086	3.17
State and municipal(4)	4,489	4.25	21,202	4.04	55,962	4.11	17,265	4.10	98,918	4.10

Total held to maturity	$11,596	3.11	$890,508	3.19	$273,990	3.43	$50,174	3.26	$1,226,268	3.25

(1)	This table excludes stock holdings of the Federal Home Loan Bank and Federal Reserve.
(2)	Yields are based on amortized cost and are purchase yields.
(3)	Maturity distributions for collateralized mortgage obligations and mortgage-backed securities are based on estimated average lives.
(4)	Average yields on tax-exempt obligations have been computed on a tax equivalent basis, based on a 35% federal tax rate.

As of December 31, 2012, the estimated aggregate fair value of the investment securities portfolio was $109.2 million above amortized cost, consisting of gross unrealized gains of $109.9 million and gross unrealized losses of $0.7 million. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders’ equity at December 31, 2012 or 2011. A summary of estimated fair values and unrealized gains and losses for the major components of the investment securities portfolio is provided in Note 2 to the Consolidated Financial Statements. Citizens’ policies with respect to the classification of investments in debt and equity securities are discussed in Note 1 to the Consolidated Financial Statements. During 2012, money market deposits decreased to $186.3 million from $313.6 million as funds were invested in higher yielding assets.

LOAN PORTFOLIO

Citizens primarily extends credit within its local markets in Michigan, Wisconsin, and Ohio. Citizens generally lends to consumers and small to mid-sized businesses and, consistent with its emphasis on relationship banking, most of these credits represent core, multi-relationship customers who also maintain deposit relationships and utilize other banking services such as treasury management. The loan portfolio is diversified by borrower and industry, with no concentration within a single industry segment that exceeds 10% of total portfolio loans. Citizens has minimal loans to foreign debtors. Citizens seeks to limit its credit risk by reviewing the aggregate outstanding commitments and loans to particular borrowers and industries. Citizens obtains and monitors collateral based on the nature of the credit and the risk assessment of the customer. See “Underwriting” for a discussion of Citizens’ underwriting policies and practices.

Loan balances by category for the past five years and an analysis of the maturity and interest rate sensitivity of commercial and industrial, and commercial real estate loans at December 31, 2012 are presented below.

Portfolio Loans (1)

(in thousands)	2012	2011	2010	2009	2008
Commercial and industrial	$1,656,292	$1,543,529	$1,474,227	$1,921,755	$2,540,925
Commercial real estate	1,242,348	1,544,361	2,120,735	2,811,539	2,947,022

Total commercial	2,898,640	3,087,890	3,594,962	4,733,294	5,487,947
Residential mortgage	546,513	637,245	756,245	1,025,248	1,248,622
Direct consumer	844,240	933,314	1,045,530	1,224,182	1,406,070
Indirect consumer	969,583	871,086	819,865	805,181	820,536

Total	$5,258,976	$5,529,535	$6,216,602	$7,787,905	$8,963,175

Portfolio Loan Maturities and Interest Rate Sensitivity

(in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial and industrial	$995,218	$572,998	$88,076	$1,656,292
Commercial real estate	411,490	701,457	109,419	1,222,366
Real estate construction	5,686	6,951	7,345	19,982

Total commercial	$1,412,394	$1,281,406	$204,840	$2,898,640

Loans above:
With floating interest rates	596,170	742,553	112,900	1,451,623
With predetermined interest rates	816,224	538,853	91,940	1,447,017

Total	$1,412,394	$1,281,406	$204,840	$2,898,640

(1)	Excludes mortgage loans held for sale

Increases in commercial and industrial, as well as indirect loans, in 2012 reflect our targeted lending efforts during the year. Decreases in the other categories of portfolio loans during 2012 reflect the paydowns as a result of normal client activity, and continuing efforts to improve the risk profile of Citizens.

Commercial and Industrial. The commercial and industrial loan portfolio includes a diverse group of loans to companies in a variety of businesses across many industries. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment purchases. While some short-term loans may be made on an unsecured basis, the large majority are secured by the assets being financed with collateral margins consistent with Citizens’ loan underwriting guidelines. Commercial and industrial loans are evaluated for adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay on agreed terms. Credit risk in commercial and industrial loans arises due to fluctuations in borrowers’ financial condition, deterioration in collateral values, and changes in market conditions.

Commercial Real Estate. The majority of this portfolio consists of commercial real estate intermediate-term loans to developers and owners of commercial real estate for single and multiple family residential as well as multi-unit commercial properties. These loans are viewed first as cash-flow loans and secondarily as loans secured by real estate.

Commercial real estate loans are subject to underwriting standards and processes specific to the risks embedded in each of the geographic markets served by Citizens, primarily Michigan and Ohio. Management monitors commercial real estate loans based on sustainable cash flow, collateral, geography, and risk rating criteria. As a general rule, Citizens avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. Management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied “investment” real estate loans. At December 31, 2012, approximately 43% of commercial real estate loans were secured by owner-occupied properties.

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

Residential Mortgage Loan Balances By Category

	December 31,
(in thousands)	2012	2011
Fixed rate	$170,289	$203,318
Adjustable rate	375,232	430,802
Construction(1)	992	3,125

Total	$546,513	$637,245

Residential Mortgage Loan Origination Volume

	December 31,
(in thousands)	2012	2011
Fixed rate	$188,248	$147,889
Adjustable rate	9,982	9,547
Construction(1)	911	1,090

Total	$199,141	$158,526

(1)	All construction mortgages are retained by Citizens in the residential mortgage portfolio.

In June 2008, Citizens entered into a master sales agreement to sell its residential mortgage originations to a third-party servicer at a fixed rate with no recourse. Under this agreement, Citizens sells more than 95% of new mortgage origination, resulting in minimal new loans being retained in the residential mortgage portfolio. During 2012, a total of $3.4 million in originated residential mortgage loans were returned to our portfolios since these loans had characteristics (other than loan amount or new construction) that made them non-compliant with the underwriting standards of government-sponsored entities (“GSE”) Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Government National Mortgage Association (“GNMA”). These loans were underwritten with compensating factors such as mortgage insurance, maximum debt to income ratios, maximum loan-to-value ratios and minimum credit scores which Citizens believes offset the additional risks.

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. Citizens repurchased $6.2 million and $2.2 million in 2012 and 2011, respectively, of loans pursuant to such provisions. Citizens recorded $6.4 million and $4.3 million in 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

Citizens proactively manages the residential loan portfolio, and in 2011 we started to experience stability with declining levels of delinquencies and nonaccrual loans. While delinquency rates continued to stabilize and drop slightly in 2012, non-accrual loans increased largely due to our adoption of new regulatory guidance relating to clients who filed for bankruptcy and have not reaffirmed the obligation. While real estate values continue to slowly recover, the extended time frame associated with the sale of repossessed residential properties continues to stress this asset category.

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

Indirect Consumer. The indirect consumer loan category includes indirect installment loans used by customers to purchase boats and recreational vehicles. Credit risks for these types of loans are influenced by general economic conditions, the characteristics of individual borrowers, and the value of loan collateral. Additionally, credit risk may include the dealer’s ability to collect proper customer information, and adhere to appropriate lending guidelines, including but not limited to, evaluating collateral value, accurately capturing property identification numbers, and following related documentation guidelines. Credit risk in the indirect consumer loan portfolio arises from a borrower’s potential inability to repay their loan and by a potential shortfall in the collateral value in relation to the outstanding loan balance in the event of default and subsequent liquidation of collateral. Credit risk is generally controlled by reviewing the creditworthiness of the borrowers as well as taking appropriate collateral and guaranty positions.

LOANS HELD FOR SALE

Loans that Citizens has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value, net of estimated costs to sell. Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or fair value based on appraisals of the underlying collateral, which are also subject to management adjustments based on current market conditions and recent sales activity. Fair value may also be measured using the present value of expected future cash flows discounted at an appropriate interest rate. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for similar loans. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair value, as well as gains and losses on disposal of these loans are charged to noninterest income as incurred.

Held for sale loans at December 31, 2012 totaled $10.7 million, a $0.3 million or 3% increase from December 31, 2011.

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

The commercial Underwriting Guidelines outline product—and collateral-specific acceptable loan terms and conditions, including maximum loan to value ratios for real estate collateral, advance rates for non-real estate collateral, and debt service coverage. Acceptable credit management practices require that the borrower’s financial capacity to repay the loan be analyzed based on the most recent financial information as specified by the loan’s documented structure. It is Citizens’ general practice to obtain personal guarantees and underwrite the guarantor’s capacity to support the loan no less frequently than annually and more frequently if changes occur in the borrower’s capacity to repay or in general economic conditions that might affect the borrower. Citizens’ Underwriting Guidelines for non-owner occupied commercial real estate loans delineate maximum terms, amortizations and loan to value ratios as well as minimum equity investments and debt service coverage ratios based on property type. Generally, maximum loan terms are five years, maximum amortizations are 25 years, minimum equity requirements range from 10% to 25%, debt service coverage ratios range from 1.2 to 1.5 times and loan to value ratios range from 65% to 80%. Citizens’ Real Estate Appraisal and Environmental Policy specifies the Bank’s requirements for obtaining appraisals from licensed or certified appraisers to assess the value of the underlying collateral. New variable rate commercial loans are underwritten at fully indexed rates. Additionally, variable rate commercial loan underwriting includes stress tests of the borrower’s debt service capabilities with higher than existing interest rates and fluctuations in the underlying cash flows available for repayment.

The consumer Underwriting Guidelines outline product—and collateral-specific loan terms and conditions, including maximum debt ratios and advance rates based on the borrower’s credit score. Residential mortgage loans are evaluated based on credit scores, debt-to-income ratios, and loan to collateral value ratios. They are predominately originated in accordance with underwriting standards set forth by the government-sponsored entities FNMA, FHLMC and GNMA, which serve as the primary purchasers of loans sold in the secondary market by mortgage lenders. These underwriting standards generally require that the loans be collateralized by one-to-four family residential real estate. Automated underwriting engines deployed by a GSE are used to determine creditworthiness of the vast majority of borrowers. Maximum allowable loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) on these loan products generally do not exceed 95% at origination. Citizens has not offered “no-doc/low doc” and “stated income/stated asset” loans since January 1, 2007 and does not have any of these loans in its residential mortgage portfolio. Sub-prime, initial teaser rate and negative amortization loans were originated on an exception basis prior to 2007 and have not been offered since January 1, 2007. At December 31, 2012 and 2011, the outstanding balance of these loans and the associated interest income was immaterial.
Direct consumer loans include home equity loans, and direct installment loans to individuals used to purchase boats, recreational vehicles, automobiles and other personal items. Underwriting guidelines for these loans are heavily influenced by statutory requirements, which include, but are not limited to, maximum loan-to-value ratios, credit scoring results, ability to service overall debt, and documentation requirements. Individual borrowers may be required to provide additional collateral or a satisfactory endorsement or guaranty from another person, depending on the creditworthiness of the borrower. Home equity loans consist of fully-indexed variable rate revolving lines of credit and fixed rate loans to consumers that are secured by residential real estate. Home equity loans are generally in a junior lien position and are originated through Citizens’ branches with cumulative loan-to-value ratios generally at or less than 80% of appraised collateral value. As of December 31, 2012, Citizens’ home equity portfolio totaled $682.7 million, and had an average loan size of $35,851 with an average refreshed FICO score of 741. As of December 31, 2012, other direct installment loans totaled $161.5 million and had an average loan size of $19,497 with an average refreshed FICO score of 728.

Indirect consumer loans are originated through our centralized underwriting group that has established relationships with certain dealers which meet Citizens’ underwriting guidelines and adhere to prudent business practices. The dealers are evaluated on their creditworthiness and business practices with performance monitored on an annual basis. The dealers refer customers to the centralized underwriting group, which utilizes a credit scoring model to supplement the underwriting process, and then complete the loans utilizing Citizens’ loan documents. As of December 31, 2012, indirect consumer loans had an average loan size of $24,276 with an average refreshed FICO score of 742.

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

The quality of Citizens’ loan portfolio is impacted by numerous factors, including the economic environment in the markets in which Citizens operates. Citizens carefully monitors its loans in an effort to identify and mitigate any potential credit quality issues and losses in a proactive manner. Citizens performs quarterly reviews of the non-watchlist commercial credit portfolio. This process seeks to validate each reviewed credit’s risk rating, underwriting structure and exposure management under current and stressed economic scenarios while strengthening these relationships and improving communication with these clients.

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

Citizens utilizes the watchlist process as a proactive credit risk management practice to help mitigate the migration of commercial loans to nonperforming status and potential loss. Once a loan is placed on the watchlist, it is reviewed quarterly by the appropriate credit and market officers to assess cash flows, collateral valuations, guarantor liquidity, and other pertinent trends. During these reviews, action plans are developed to address emerging problem loans or to implement specific actions for alternatives to strengthen the credit and/or for removing the loans from the portfolio. Additionally, loans viewed as substandard or doubtful are transferred to Citizens’ special loans or small business workout groups and are subjected to an even higher level of monitoring and workout activity.

The following table illustrates the commercial loans on the watchlist that, while still accruing interest, may be at risk due to general economic conditions or changes in borrower’s financial status.

Commercial Watchlist

Accruing loans only

	December 31,
	2012		2011		2010
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Land hold	$2,457	56.28%	$4,115	62.90%	$21,575	76.35%
Land development	303	4.84	804	6.14	18,674	53.66
Construction	6,832	77.11	1,658	28.36	33,234	32.05
Income producing	196,685	28.51	259,971	28.45	444,450	37.96
Owner-occupied	94,940	17.81	112,756	18.63	196,915	25.15

Total commercial real estate	301,217	24.25	379,304	24.56	714,848	33.71
Commercial and industrial	136,207	8.22	227,487	14.74	347,180	23.55

Total	$437,424	15.09	$606,791	19.65	$1,062,028	29.54

The decreases in watchlist credits were primarily due to a reduction in the level of new inflows, and continued emphasis on improving the risk profile through resolutions.

The following table illustrates loans where the contractual payment is 30 to 89 days past due and interest is still accruing. While these loans are actively worked to bring them current, past due loan trends may be a leading indicator of potential future nonperforming loans and charge-offs.

Delinquency Rates By Loan Portfolio

30 to 89 days past due

	December 31,
	2012		2011		2010
(in thousands)	$	% of Portfolio	$	% of Portfolio	$	% of Portfolio
Land hold	$—	—%	$21	0.32%	$2,233	7.90%
Land development	—	—	—	—	216	0.62
Construction	—	—	—	—	464	0.45
Income producing	1,470	0.21	2,508	0.27	20,643	1.76
Owner-occupied	695	0.13	2,345	0.39	14,705	1.88

Total commercial real estate	2,165	0.17	4,874	0.32	38,261	1.80
Commercial and industrial	1,949	0.12	2,454	0.16	9,058	0.61

Total commercial	4,114	0.14	7,328	0.24	47,319	1.32

Residential mortgage	7,641	1.40	9,544	1.50	15,389	2.03
Direct consumer	13,354	1.58	17,810	1.91	22,379	2.14
Indirect consumer	8,356	0.86	13,067	1.50	13,287	1.62

Total consumer	29,351	1.24	40,421	1.66	51,055	1.95

Total	$33,465	0.64	$47,749	0.86	$98,374	1.58

The decreases in total delinquencies were primarily the result of continued emphasis on proactively managing and resolving delinquent commercial and consumer loans along with a more stable economic environment.

NONPERFORMING ASSETS

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

Nonperforming Assets and Past Due Loans

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Nonperforming Assets (1)
Nonaccrual
Less than 30 days past due	$20,141	$19,225	$46,419	$89,235	$35,157
From 30 to 89 days past due	3,232	9,428	27,450	63,261	25,209
90 or more days past due	35,571	58,005	138,439	316,361	242,930

Total	58,944	86,658	212,308	468,857	303,296
Loans 90 days or more past due and still accruing	68	770	1,573	3,039	1,486

Total nonperforming portfolio loans	59,012	87,428	213,881	471,896	304,782
Nonperforming loans held for sale	3,190	2,372	24,073	65,189	74,938
Other repossessed assets acquired	5,811	12,422	42,216	54,394	57,938

Total nonperforming assets	$68,013	$102,222	$280,170	$591,479	$437,658

Nonperforming loans as a percent of portfolio loans	1.12%	1.58%	3.44%	6.06%	3.40%
Nonperforming assets as a percent of portfolio loans plus ORAA (2)	1.29	1.84	4.45	7.47	4.80
Nonperforming assets as a percent of total assets (3)	0.71	1.08	2.81	5.10	3.44
Restructured loans and still accruing	$21,033	$32,347	$6,392	$2,629	$256

Nonperforming Portfolio Loans by Type (1)
Commercial and industrial	$6,220	$17,712	$59,316	$86,284	$66,019
Commercial real estate	20,479	45,332	118,639	236,551	162,125

Total commercial	26,699	63,044	177,955	322,835	228,144
Residential mortgage	17,500	11,312	22,076	125,082	59,238
Direct consumer	12,730	12,119	12,571	21,349	14,785
Indirect consumer	2,083	953	1,279	2,630	2,615

Total nonperforming portfolio loans	$59,012	$87,428	$213,881	$471,896	$304,782

(1)	Refer to Note 4 for a summary of interest income foregone on nonaccrual and restructured loans, as of December 31, 2012.
(2)	Other real estate assets acquired (“ORAA”) includes nonaccrual loans held for sale.
(3)	Total assets exclude assets from discontinued operations.

Nonperforming assets decreased in 2012 from the previous year end due to reductions of new inflows to commercial nonperforming assets as well as continued efforts to reduce overall problem loans. Additionally, Citizens has selectively reduced the level of nonperforming loans held for sale and other repossessed assets through sales.

Some of the nonperforming loans included in the nonperforming asset table above are considered to be impaired. A loan is impaired when, based on current information and events, Citizens determines it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In most instances, impairment is measured based on the fair value of the underlying collateral. Impairment may also be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves. This policy does not apply to large groups of smaller balance homogeneous loans, such as smaller balance commercial loans, direct and indirect consumer loans and residential mortgage loans, which are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Citizens maintains a valuation reserve for impaired loans as a part of the specific allocated allowance component of the allowance for loan losses. Cash collected on impaired nonaccrual loans is generally applied to outstanding principal.

Citizens recognizes that elevated levels of unemployment and depressed real estate values may result in many customers facing difficult financial situations. Distressed homeowners are identified and offered assistance. In order to avoid foreclosure, residential mortgage loans may be restructured for certain qualified borrowers who have the ability to make payments under the new terms of the loan. Citizens’

residential mortgage foreclosure abatement program includes several different options to modify contractual payments. Modified consumer and residential mortgage loans are considered troubled debt restructures (“TDRs”) when the debt restructure, for economic or legal reasons related to the borrower’s financial difficulties, results in a concession to the debtor that otherwise would not be considered by the bank. Citizens classifies TDRs as nonperforming loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in impairment. As a result of 2012 guidance from the Office of the Comptroller of the Currency, approximately $4.0 million of residential mortgage and consumer loans were identified as TDRs because the borrower’s obligation to Citizens has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified as TDRs as of December 31, 2012 and consisted of $2.9 million residential mortgage loans and $1.1 million of consumer loans.

The recorded investment balance of TDRs approximated $29.1 million at December 31, 2012. TDRs of $21.0 million were on accrual status and $8.1 million of TDRs were on nonaccrual status at December 31, 2012. Of this total, $27.1 million were consumer and residential TDRs that carried a total specific reserve of $4.0 million. Of these TDRs, 37.7% involved only a reduction in interest rate, 36.8% involved both reduced interest rate and term extensions, 12.1% involved only term extensions and 13.4% were related to bankruptcies. See Note 4 to the Consolidated Financial Statements in this report for information on impaired loans.

ALLOWANCE FOR LOAN LOSSES

A summary of loan loss experience for the past five years appears below.

Summary of Loan Loss Experience

(dollars in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses - January 1	$172,726	$296,031	$338,940	$252,938	$161,635
Provision for loan losses	23,204	138,808	392,882	323,820	280,961
Charge-offs:
Commercial and industrial	11,400	36,211	54,015	59,311	23,671
Small business	6,132	9,462	7,375	4,525	3,065
Commercial real estate	25,641	162,533	233,056	123,247	112,478

Total commercial	43,173	208,206	294,446	187,083	139,214
Residential mortgage	17,055	27,796	110,928	18,964	24,438
Direct consumer	31,559	26,932	31,392	24,388	16,657
Indirect consumer	13,415	11,771	14,295	21,234	16,889

Total charge-offs	105,202	274,705	451,061	251,669	197,198

Recoveries:
Commercial and industrial	2,099	3,457	3,860	5,783	2,732
Small business	1,048	771	483	590	175
Commercial real estate	6,460	2,511	5,540	3,580	715

Total commercial	9,607	6,739	9,883	9,953	3,622
Residential mortgage	1,934	433	720	33	29
Direct consumer	4,555	3,189	1,877	1,537	1,667
Indirect consumer	3,615	2,231	2,790	2,328	2,222

Total recoveries	19,711	12,592	15,270	13,851	7,540

Net charge-offs	85,491	262,113	435,791	237,818	189,658

Allowance for loan losses - December 31	$110,439	$172,726	$296,031	$338,940	$252,938

Portfolio loans at year-end (1)	$5,258,976	$5,529,535	$6,216,602	$7,787,905	$8,963,175
Average portfolio loans (1)	5,461,074	5,752,516	7,175,649	8,349,387	9,274,707
Allowance for loan losses as a percent nonperforming loans	187.15%	197.56%	138.41%	71.83%	82.99%
Allowance for loan losses as a percent of portfolio loans	2.10	3.12	4.76	4.35	2.82
Net loans charged off as a percent of average portfolio loans	1.57	4.56	6.07	2.85	2.04

(1)	Balances exclude mortgage loans held for sale.

Loan losses are charged against, and recoveries are credited to, the allowance for loan losses. The significant decrease in net charge-offs for 2012 compared with 2011 reflects the continued stability and steady improvement in credit metrics and economic trends.

The allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. To assess the appropriateness of the allowance for loan losses, management considers and evaluates such factors as changes in the size and character of the loan portfolio, changes in the levels of impaired or other nonperforming loans, the risk inherent in specific loans, concentrations of loans to specific borrowers or groups of borrowers, existing economic conditions, underlying collateral, and other qualitative and quantitative factors which could affect probable loan losses. The evaluation process is inherently subjective, as it requires estimates that may be susceptible to significant change and have the potential to affect net income materially. The methodology used for measuring the appropriateness of the allowance for loan losses relies on several key elements, which include specific allowances for identified impaired loans, a migration methodology based risk allocated allowance for the remainder of the portfolio and a general valuation allowance estimate. Management also considers overall portfolio indicators, including trends in historical charge-offs, a review of industry, geographic and portfolio performance, and other qualitative factors. During 2012 an independent validation of the process and methodology utilized to establish the allowance for loan losses was completed with no material findings or recommendations noted. Further discussion regarding the process for establishing the allowance for loan losses can be found in “Critical Accounting Policies” and Note 1 to the Consolidated Financial Statements.

The allowance for loan losses is comprised of three parts: specific allocated, risk allocated, and general valuation. Nonperforming loans are reviewed under the specific allocated reserve for impairment analysis. Loss expectations are established based on specific impairment by loan. The following table summarizes the allocation of the allowance for loan losses for specific allocated, risk allocated, and general valuation allowances by loan type and the proportion of total portfolio loans represented by each loan type.

Allocation of the Allowance for Loan Losses (1)

	December 31,
	2012		2011		2010		2009		2008
(in thousands)	ALLL	Related NPL (2)	ALLL	Related NPL (2)	ALLL	Related NPL (2)	ALLL	Related NPL (2)	ALLL	Related NPL (2)
Specific allocated allowance:
Commercial and industrial	$124	$577	$42	$8,908	$9,471	$43,505	$16,280	$65,208	$16,827	$49,037
Commercial real estate	1,007	14,152	4,110	34,071	23,519	98,408	29,656	208,310	23,069	141,578
Residential mortgage	3,369	5,771	2,837	6,610	1,110	5,196	6,790	26,414	—	—
Direct consumer	657	2,059	70	1,147	130	1,074	114	1,142	—	—
Indirect consumer	—	252	—	478	—	—	—	—	—	—

Total specific allocated allowance	5,157	22,811	7,059	51,214	34,230	148,183	52,840	301,074	39,896	190,615
Risk allocated allowance:
Commercial and industrial	17,405	5,643	25,032	8,804	33,482	15,811	40,235	21,076	18,977	16,982
Commercial real estate (CRE)	26,690	6,327	58,589	11,261	99,104	20,231	116,386	28,242	91,753	20,547
Incremental risk allocated allowance - CRE	—	—	—	—	29,500	—	—	—	—	—

Total commercial	44,095	11,970	83,621	20,065	162,086	36,042	156,621	49,318	110,730	37,529
Residential mortgage	23,110	11,729	33,623	4,702	46,513	16,880	50,631	98,668	25,163	59,238
Direct consumer	27,335	10,671	32,950	10,972	32,125	11,497	33,012	20,206	28,329	14,785
Indirect consumer	8,742	1,831	12,973	475	16,577	1,279	39,462	2,630	35,860	2,615

Total risk allocated allowance	103,282	36,201	163,167	36,214	257,301	65,698	279,726	170,822	200,082	114,167

Total	108,439	59,012	170,226	87,428	291,531	213,881	332,566	471,896	239,978	304,782
General valuation allowances	2,000	—	2,500	—	4,500	—	6,374	—	12,960	—

Total	$110,439	$59,012	$172,726	$87,428	$296,031	$213,881	$338,940	$471,896	$252,938	$304,782

ALLL as a percentage of NPL
Specific allocated allowance:
Commercial and industrial	21.39%		0.48%		21.77%		24.97%		34.32%
Commercial real estate	7.12		12.06		23.90		14.24		16.29
Residential mortgage	58.39		42.93		21.37		25.71		—
Direct consumer	31.90		6.08		12.06		10.01		—
Indirect consumer	—		—		—		—		—
Total specific allocated allowance	22.61		13.78		23.10		17.55		20.93

Risk allocated allowance:
Commercial and industrial	308.47		284.31		211.76		190.91		111.75
Commercial real estate (CRE)	421.85		520.33		489.86		412.10		446.56
Incremental risk allocated allowance - CRE	—		—		N/M		—		—
Total commercial	368.40		416.76		449.71		317.58		295.05
Residential mortgage	197.03		N/M		275.55		51.31		42.48
Direct consumer	256.15		300.31		279.43		163.37		191.61
Indirect consumer	477.46		N/M		N/M		N/M		N/M
Total risk allocated allowance	285.30		450.55		391.65		163.75		175.25
Total	187.15		197.56		138.41		71.83		82.99

ALLL as a percentage of portfolio loans (3)
Risk allocated allowance: (4)
Commercial and industrial	1.05		1.63		2.34		2.17		0.76
Commercial real estate (CRE)	2.17		3.88		4.90		4.47		3.27
Incremental risk allocated allowance - CRE	—		—		N/M		—		—
Total commercial	1.53		2.75		4.69		3.51		2.09
Residential mortgage	4.27		5.33		6.19		5.07		2.02
Direct consumer	3.25		3.53		3.08		2.70		2.01
Indirect consumer	0.90		1.49		2.02		4.90		4.37
Total risk allocated allowance	1.97		2.98		4.24		3.74		2.28
Total allowance	2.10		3.12		4.76		4.35		2.82

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

Total Allowance for Loan Losses. The decrease in the total allowance as of December 31, 2012 compared to December 31, 2011 was primarily the result of the improved risk profile of all asset classes and improvement in both local and macro economic trends.

Based on current conditions and expectations, Citizens believes that the allowance for loan losses is appropriate to address the estimated loan losses inherent in the existing loan portfolio at December 31, 2012. After determining what Citizens believes is an appropriate allowance for loan losses based on the risk in the portfolio, the provision for loan losses is calculated as a result of the net effect of the change in the allowance for loan losses.

Specific Allocated Allowance. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDRs. The allowance allocated to nonperforming commercial real estate loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. The allowance allocated to nonperforming commercial and industrial loans is typically based on collateral liquidation value estimates, frequently validated by third parties. Valuations are obtained more frequently if changes in the collateral or market conditions warrant. Deterioration in individual asset values, underlying commercial loans, evidenced by refreshed appraisals and liquidation valuations, is reflected in the specific allocated allowance for commercial nonperforming loans.

The fair value of nonperforming residential mortgage loans is based on the underlying collateral’s value obtained through appraisals, updated at least semi-annually, less management’s estimates of cost to sell. The allowance allocated to restructured residential loans is typically based on the present value of the expected future cash flows discounted at the loan’s effective interest rate.

The specific allocated allowance decreased both in amount and as a percentage of nonperforming loans from 2011, primarily as a result of the decline in loan portfolio balances identified and evaluated for specific reserves.

Risk Allocated Allowance. The risk allocated allowance is comprised of several loan pool valuation allowances developed utilizing migration modeling techniques and incorporating Probability of Default and Loss Given Default assumptions which are derived from Citizens historical loan portfolio experience. Additionally management evaluates qualitative risks such as changes in asset quality; the experience, ability and effectiveness of Citizens’ lending management; the composition and concentrations of credit; and macro and local economic trends, as well as other factors to determine if adjustments to the quantitative results are appropriate.

The decrease in risk allocated allowance from 2011 was primarily related to the improved risk profile as evidenced in our improving credit metrics, as well as a stabilizing economy. A decrease in the loan portfolio balances that are evaluated for this reserve also contributed to the reduction.

General Valuation Allowance. The general valuation allowance is established to provide for potential model imprecision and other risks not entirely captured within the Risk Allocated portion of the allowance. Management considers factors such as current economic and credit metric trends along with actions or activities that may result in outcomes that differ from those historically experienced, to develop an appropriate reserve level.

As discussed in “Critical Accounting Policies”, nonperforming commercial and industrial and commercial real estate loans are generally charged off to the extent principal due exceeds the fair value of the collateral less estimated cost to sell with the charge-off occurring when the loss is reasonably quantifiable, but not later than when the loan becomes 180 days past due. Nonperforming residential mortgage loans are generally charged off to the extent principal exceeds the current appraised value less estimated costs to sell when the loan becomes five payments past due. Nonperforming direct and indirect consumer loans (open and closed end) are generally charged off before the loan becomes 120 days past due.

GOODWILL

Goodwill at December 31, 2012 was $318.2 million, unchanged from December 31, 2011. Citizens elected to perform the qualitative assessment in 2012. No events (individually or in aggregate) have occurred since the annual goodwill impairment analysis that indicates a potential impairment of goodwill. Citizens will continue to perform evaluations on an interim basis if events or circumstances indicate that impairment may exist. There can be no assurance that such tests will not result in additional material impairment charges due to further developments in the banking industry or Citizens’ markets. For further discussion of the evaluation of goodwill, see Note 6 to the Consolidated Financial Statements.

DEPOSITS

The table below provides a year-to-year comparison of average deposit balances over the last three years. Average, rather than period-end, balances can be more meaningful in analyzing deposit funding sources because of inherent fluctuations that occur on a monthly basis within most deposit categories.

Average Deposits

	2012		2011		2010
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$1,747,544	—%	$1,503,430	—%	$1,306,881	—%
Interest-bearing demand	1,026,098	0.14	953,187	0.21	1,008,871	0.27
Savings	2,639,803	0.22	2,636,422	0.35	2,561,596	0.62
Time	1,902,397	1.58	2,489,703	1.85	3,405,281	2.35

Total	$7,315,842	0.51	$7,582,742	0.76	$8,282,629	1.19

Average time deposits declined due to the intentional non-renewal of high cost rate sensitive retail and brokered balances. Savings deposit balances remained relatively unchanged, as the shift in funding mix was offset by a reduction in brokered balances. The decrease in the average cost of the deposit portfolio resulted from the lower interest rate environment, partially offset by competitive deposit pricing pressures.

As of December 31, 2012, certificates of deposit of $100,000 or more accounted for approximately 7.1% of total deposits. The maturities of these deposits are summarized below.

Maturity of Time Certificates of Deposit of

$100,000 or more at December 31, 2012

(in thousands)
Three months or less	$101,662
After three but within six months	84,221
After six but within twelve months	137,503
After twelve months	187,034

Total	$510,420

Citizens gathers deposits from its markets and has used brokered deposits from time to time when cost effective. Time deposits greater than $100,000 decreased by $105.6 million at December 31, 2012 over the prior year-end primarily as a result of a planned reduction in brokered deposits and a shift in funding mix from customer time deposits to core deposits. Citizens will continue to evaluate the use of alternative funding sources such as brokered deposits to best meet its funding objectives. Citizens continues to promote relationship driven core deposit growth and stability through focused marketing efforts and competitive pricing strategies.

BORROWED FUNDS

Short-term borrowings consists of federal funds purchased, securities sold under agreements to repurchase, and other bank borrowings. The increase in short-term borrowings to $42.7 million at December 31, 2012 from $40.1 million at December 31, 2011 was primarily the result of an increase in short-term repurchase agreements. See Note 8 to the Consolidated Financial Statements for additional information on short-term borrowings.

Long-term debt consists of FHLB debt, subordinated notes, other promissory notes and other borrowed funds. Long-term debt totaled $850.9 million at December 31, 2012, compared with $854.2 million at December 31, 2011. FHLB debt decreased $3.4 million to $655.1 million at December 31, 2012, due to maturing advances not being replaced. Citizens restructured $350.0 million and $245.0 million in FHLB advances during 2012 and 2011, respectively which locked in lower term funding rates. The average interest rate on the 2012 restructured advances was reduced to 2.55% from 3.50% and the average remaining term was extended to 9.0 years from 3.2 years. The average interest rate on the 2011 restructured advances was reduced to 3.32% from 4.84% and the average remaining term was extended to 5.8 years from 3.3 years. As of December 31, 2012, other borrowed funds remained essentially unchanged from December 31, 2011. See Note 9 to the Consolidated Financial Statements for additional information.

CAPITAL RESOURCES

Citizens continues to maintain a strong capital position which supports current needs and provides a sound foundation to support lending in the communities in which we operate. Regulatory capital ratios for Citizens have remained above the “well capitalized” standards. Capital ratios are presented below.

	Regulatory Minimum
	Adequately	Well	December 31,
	Capitalized	Capitalized	2012	2011	2010
Risk based:
Tier 1 capital	4.00%	6.00%	15.71%	13.51%	12.11%
Total capital	8.00	10.00	16.97	14.84	13.51
Tier 1 Leverage	4.00	5.00	9.95	8.45	7.71

Shareholders’ equity at December 31, 2012 totaled $1.4 billion, an increase of $351.0 million or 34.4% from December 31, 2011. Book value per common share at December 31, 2012 and 2011 was $26.62 and $18.24, respectively. Both increases are due almost entirely to the net income recorded in 2012 which was heavily impacted by the elimination of the deferred tax valuation allowance.

During 2012, the Holding Company did not purchase any shares of common stock pursuant to its share repurchase program and is not likely to do so for the foreseeable future. Information regarding the Citizens’ share repurchase program and current limitations on share repurchases is set forth under Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

In the ordinary course of business, Citizens has entered into certain contractual arrangements that require future cash payments and may impact liquidity. These obligations include deposits, issuance of debt to fund operations, purchase obligations to acquire goods or services, and property leases. The table below summarizes contractual obligations and future required minimum payments as of December 31, 2012. Refer to Notes to the Consolidated Financial Statements for further discussion of these contractual obligations.

Contractual Obligations

	Minimum Payments Due by Period
December 31, 2012 (in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Deposits without stated maturities(1)(2)	$5,466,465	$5,466,465	$—	$—	$—
Deposits with stated maturities(1)(2)	1,694,337	1,082,449	521,072	81,557	9,259
Fed funds purchased and securities sold under agreements to repurchase(1)	42,747	42,747	—	—	—
FHLB borrowings(1)(2)	652,002	—	5,000	220,400	426,602
Other borrowed debt(1)(2)	104,088	25	61,690	41,827	546
Subordinated debt(1)(2)	91,717	17,266	—	—	74,451
Purchase obligations	106,092	45,721	47,371	13,000	—
Operating leases and non-cancelable contracts	22,761	5,752	7,709	4,386	4,914

Total	$8,180,209	$6,660,425	$642,842	$361,170	$515,772

(1)

In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest—bearing assets.

(2)

This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

At December 31, 2012, Citizens’ liability for uncertain tax positions, including associated interest and penalties and net of related federal tax benefits, was $0.2 million. This liability represents an estimate of income taxes and other state taxes which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

Citizens has obligations not included in the above table under its retirement plans as described in Note 11 to the Consolidated Financial Statements. At December 31, 2012, the underfunded status of the cash balance pension plan for employees, the retirement health plan and the supplemental pension plans is recognized in the Consolidated Balance Sheet as an accrued liability. Citizens anticipates contributing $1.2 million in 2013 to the defined benefit pension plan as required under current funding regulations. Citizens anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2013. In addition, Citizens expects to pay $0.2 million in contributions to the postretirement healthcare benefit plan during 2013.

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

The following table presents the total notional amounts and expected maturity of off-balance sheet financial instruments outstanding at December 31, 2012 and the notional amounts outstanding at December 31, 2011.

Off-Balance Sheet Financial Instruments

		Expected Expiration Dates by Period
(in thousands)	December 31, 2012	Less than 1 year	1-3 years	4-5 years	More than 5 years	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Loan commitments to extend credit	$961,419	$507,041	$112,548	$158,453	$183,377	$932,435
Asset-based lending participations	$104,518	$2,547	$16,851	$85,120	$—	$151,194
Standby letters of credit	90,306	40,929	27,395	14,859	7,123	128,972
Financial instruments subject to interest rate risk:
Receive fixed and pay fixed swaps	185,000	—	—	135,000	50,000	385,000
Customer initiated swaps and corresponding offsets	537,600	135,663	148,275	170,125	83,537	527,361

Total	$1,878,843	$686,180	$305,069	$563,557	$324,037	$2,124,962

Loan commitments are legally binding agreements to lend cash to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

Standby letters of credit are written conditional commitments issued by Citizens to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Citizens would be required to fund the commitment. The maximum potential amount of future payments Citizens could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Citizens would be entitled to seek recovery from the customer. Standby letters of credit at December 31, 2012 decreased from December 31, 2011 primarily as a result of the current economic climate and reduced customer demand. Commercial letters of credit are written conditional commitments issued by Citizens to guarantee the performance of a customer to a third party. These guarantees are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

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

At December 31, 2012, the unpaid principal balance of mortgage loans serviced for others was $237.3 million. These loans are not recorded on the Consolidated Financial Statements. Capitalized servicing rights relating to the serviced loans were $0.8 million at December 31, 2012.

Assets held in a fiduciary or agency capacity are not included in the Consolidated Financial Statements because they are not assets of Citizens. The total assets managed or administered by Citizens at December 31, 2012, in its fiduciary or agency capacity, were $2.1 billion.

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

Credit Ratings

	Moody’s	Fitch Ratings
Citizens Republic Bancorp (Holding Company)
Long-term Issuer	B2 (WP)	B (WP)
	9/13/2012	9/17/2012
Short-term/Commercial Paper	NP (WP)	B (WP)
	9/13/2012	9/17/2012
Trust Preferred	Caa2 (WP)	C (WP)
	9/13/2012	9/17/2012
Citizens Bank
Certificate of Deposit	Ba3 (WP)	B+ (WP)
	9/13/2012	9/17/2012

Ratings Watch Action Legend: (WP) Watch Positive, (WN) Watch Negative, (WU) Watch Uncertain, (WR) Watch Removed, (OP) Outlook Positive, (ON) Outlook Negative, (OS) Outlook Stable, (OD) Outlook Developing

The primary sources of liquidity for the Holding Company are dividends from and returns on investment in its subsidiary and existing cash resources. Banking regulations limit the amount of dividends a financial institution may declare to a parent company in any calendar year. The Bank is subject to dividend limits under the laws of the state in which it is chartered and to the banking regulations previously discussed. Federal and national chartered financial institutions are generally allowed to make dividends or other capital distributions in an amount not exceeding the current calendar year’s net income, plus retained net income of the preceding two years. Distributions in excess of this limit require prior regulatory approval. During 2012, the Bank paid dividends in the amount of $25.0 million to the Holding Company and did not pay any dividends in 2011 or 2010. The ability to borrow funds on both a short-term and long-term basis and to sell equity securities provides an additional source of liquidity for the Holding Company. The Holding Company’s current cash available for use totaled $81.8 million as of December 31, 2012. Citizens monitors the relationship between cash obligations and available cash resources, and believes that the Holding Company has sufficient liquidity to meet its currently anticipated short and long-term needs.

The primary source of liquidity for the Bank is customer deposits raised through the branch offices. Additional sources are wholesale borrowing, unencumbered or unpledged investment securities, access to secured borrowing at the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and contributions of capital from the Holding Company.

Citizens maintains a strong liquidity position, with substantial on—and off-balance sheet liquidity sources and a very stable funding base comprised of approximately 75% deposits, 9% long-term debt, 14% equity, and 2% short-term liabilities. Securities available for sale and money market investments can be sold for cash to provide additional liquidity, if necessary.

Since the first quarter of 2010, Citizens has deferred regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, TARP Preferred Stock, issued to and owned by the U.S Treasury as part of the Treasury’s Capital Purchase Program, in each case, as permitted by the underlying documentation. During the fourth quarter of 2012 Citizens began paying interest on the 2003 Debenture held by its Statutory Trust 1 including deferred interest and interest accrued on the deferred interest and Statutory Trust 1 made the related dividend payments to its associated trust preferred holders. During the first quarter of 2013 Citizens will begin paying interest on the 2006 Debenture held by its Citizens Funding Trust I including paying all previously deferred interest and interest accrued on the deferred interest and Citizens Funding Trust 1 will pay the related dividend payments to its associated trust preferred holders. Citizens will resume paying dividends on both series of trust preferred securities on the normal quarterly payment dates going forward. Dividends for Citizens TARP Preferred Stock, including deferred dividends are expected to be paid as part of the completion of a merger with FirstMerit Corporation. The Holding Company is unable to pay common stock dividends or engage in common stock repurchases until the TARP Preferred Stock dividend payments and payments deferred under our trust preferred securities are no longer in arrears.

Effective April 17, 2012, the Federal Reserve Bank of Chicago and the Michigan Office of Financial and Insurance Regulation terminated their written agreement with Citizens and its subsidiary, Citizens Bank, dated July 28, 2010.

Citizens’ long-term debt to equity ratio was to 62.1% as of December 31, 2012 compared with 83.8% as of December 31, 2011. Changes in deposit obligations and short-term and long-term debt during the fourth quarter of 2012 are further discussed in the sections titled “Deposits” and “Borrowed Funds.” Citizens believes that it has sufficient liquidity to meet presently known short and long-term cash-flow requirements arising from ongoing business transactions.

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

Rate sensitive assets repricing within one year exceeded rate sensitive liabilities repricing within one year by $906.3 million or 9.5% of total assets as of December 31, 2012 compared with $843.0 million or 8.9% of total assets at December 31, 2011. These results incorporate the impact of off-balance sheet derivatives and reflect interest rates consistent with December 31, 2012 levels. Repricing gap analysis is limited in its ability to measure interest rate sensitivity, as embedded options can change the repricing characteristics of assets, liabilities, and off-balance sheet derivatives in different interest rate scenarios, thereby changing the repricing position from that outlined above. Further, basis risk is not captured by repricing gap analysis.

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

Net interest income simulations were performed as of December 31, 2012 to evaluate the impact of market rate changes on net interest income over the subsequent 12 months assuming expected changes in balance sheet composition over that time period. If market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 0.2% and 1.6%, respectively, from what it would be if rates were to remain at December 31, 2012 levels. Net interest income simulation for 100 and 200 basis point parallel declines in market rates were not performed at December 31, 2012, as the results would not have been meaningful given the current levels of short-term market interest rates. These measurements represent similar exposure to rising interest rates at December 31, 2011. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, pricing spreads in relation to market rates, balance sheet growth, the mix of different types of assets and liabilities, and the timing of changes in these variables. Scenarios different from those outlined above, whether different by timing, level, or a combination of factors, could produce different results.

From time to time, derivative contracts are used to help manage or hedge exposure to interest rate risk and market value risk. Citizens enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Citizens’ derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash receipts and expected cash payments principally related to certain variable-rate loan assets and fixed-rate borrowings. Citizens has agreements with its derivative counterparties that contain a provision where if Citizens defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then it could also be declared in default on its derivative obligations. Citizens also has agreements with certain of its derivative counterparties that contain a provision where if it fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and Citizens would be required to settle its obligations under the agreements. Citizens has agreements with certain of its derivative counterparties containing provisions that require its debt to maintain an investment grade credit rating from each of the major credit rating agencies. Although Citizens was not in compliance at December 31, 2012, the value required to be paid under these agreements at that date if the counterparties had exercised their rights to terminate was not material. Further discussion of derivative instruments is included in Note 17 to the Consolidated Financial Statements.

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

Allowance for Loan Losses

The allowance for loan losses represents Citizens’ estimate of probable losses inherent in the loan portfolio, the largest asset category on the consolidated balance sheet. Determining the amount of the allowance for loan losses is considered a critical accounting policy because it requires significant judgment and the evaluation of numerous factors including: loan migration and performance trends, historical and current trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, the size and diversity of individual large credits, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.

Citizens’ allowance for loan loss methodology is based on GAAP and SEC guidance. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Allowance for Loan Losses” for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

Citizens’ allowance for loan losses consists of three elements: (i) specific allocated allowances based on probable losses on specific commercial or commercial real estate loans, restructured residential mortgage or consumer loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances developed utilizing migration modeling techniques and incorporating Probability of Default (“PD”) and Loss Given Default (“LGD”) assumptions which are derived from Citizens historical loan portfolio experience, and may also include additional qualitative adjustments for risks determined by the judgment of management; and (iii) the general valuation allowance is based on existing regional and local economic trends, and other judgmental factors supported by qualitative documentation.

Specific allocated allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate it is probable that Citizens will be unable to collect all amounts due according to the contractual terms of the loan. The specific allocated allowance is based on probable losses on specific commercial and industrial or commercial real estate loans as well as impairment on TDRs. The allowance allocated to nonperforming commercial real estate loans is typically based on the underlying collateral’s appraised value, updated at least annually, less management’s estimates of cost to sell. The allowance allocated to nonperforming commercial and industrial loans is typically based on collateral liquidation value estimates, frequently validated by third parties. Valuations are obtained more frequently if changes in the collateral or market conditions warrant. Deterioration in individual asset values, underlying commercial loans, evidenced by refreshed appraisals and liquidation valuations, is reflected in the specific allocated allowance for commercial nonperforming loans. TDRs are evaluated for impairment under specific allocated reserve guidance.

Citizens’ risk allocated allowance, which is comprised of several loan pool valuation allowances, employs migration modeling techniques to estimate incurred losses in each portfolio segment. The analysis utilizes PD and LGD assumptions which are applied to risk ratings assigned to commercial loans and credit scores assigned to consumer loans to develop quantitative estimates of imbedded losses. Management also evaluates internal and external qualitative factors including: (i) the experience, ability and effectiveness of Citizens’ lending management and staff; (ii) the effectiveness of loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on the portfolio (ix) the impact of rising interest rates on the portfolio and (x) the impact of loan modification programs. Citizens evaluates the degree of risk that these components have on the quality of the loan portfolio on a quarterly basis and incorporates appropriate adjustments to quantitative estimates if necessary. Adjustments to quantitative model generated projections may also include estimates of inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, and the difficulty in identifying triggering events that correlate perfectly to subsequent default rates. The PD and LGD assumptions derived from the historical performance of the portfolio may not be representative of actual losses inherent in the portfolio that have not yet been realized.

The general valuation allowance is based on management’s estimate of other risks not entirely captured within the Risk Allocated portion of the allowance, such as the inherent imprecision in loan loss projection models, and is established through the consideration and evaluation of factors such as current economic and credit metric trends along with actions or activities that may result in outcomes that differ from those historically experienced.

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

Actual loss ratios experienced in the future may vary from those projected. In the event that management overestimates future cash flows or underestimates losses on loan pools, we may be required to increase the allowance for loan losses through the provision for loan losses, which would have a negative impact on the results of operations in the period in which the increase occurred. Note 1 to the Consolidated Financial Statements describes the allowance for loan losses accounting policy, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under the caption “Allowance for Loan Losses.”

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

With the issuance of ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): “Testing Goodwill for Impairment” the FASB introduced an optional qualitative assessment for testing goodwill for impairment. Citizens adopted this ASU in the first quarter of 2012. The qualitative screen permits companies to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative screen suggests that the fair value may be less than its carrying amount, the company would have to perform the annual two-step test. If a company concludes otherwise, it has completed its goodwill impairment test and does not need to perform the two-step test.

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

The recorded balance of goodwill has not changed during 2012 and 2011. Citizens elected to perform the qualitative assessment to determine whether it is more likely than not that the fair value of goodwill was below its carrying amount as of October 1, 2012. As a starting point, Citizens considered the results of the prior year quantitative (Step 1) impairment test conducted as of October 1, 2011. The results indicated that the estimated fair value of the goodwill exceeded its carrying value by approximately 15%. Citizens then considered several factors including, but not limited to, the anticipated purchase premium related to the pending merger with FirstMerit, macroeconomic conditions, industry and market considerations, and company financial performance of Citizens. Based on the positive evidence in the analysis, Citizens concluded that it is more likely than not that our fair value of goodwill exceeds its carrying value. Citizens performed a review of events or circumstances that would require an additional analysis as of December 31, 2012. Citizens determined that no events or circumstances existed which indicated the need for an additional impairment test.

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

Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates which require significant judgment, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and considers additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment will be recognized in the statement of operations. If an impairment is determined, it could limit the ability of Citizens Bank to pay dividends or make other payments to the Holding Company.

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

The assumed future interest crediting rate on cash balance pension plan accounts was reduced from 4.50% for 2011 to 3.50% for 2012, which reflects the current rate environment, and will cause a slight decrease in pension expense for future periods. The determination of the discount rate used for calculating pension benefit and postretirement benefit obligations was based on a cash flow matching method. A spot yield curve for “A” rated finance bonds was converted to zero coupon equivalent bond rates. These zero coupon bond rates were matched to the actuarially determined benefit obligation annual cash flows. The resulting single discount rate was rounded to a 25 basis point increment. Based on this methodology, the discount rate used for the pension obligation was reduced to 3.50% at the end of 2012 from 4.50% and 5.00% at the end of 2011 and 2010, respectively. The discount rate used for the postretirement healthcare obligation as well as the supplemental pension benefit plans was reduced to 3.00% at the end of 2012 from 4.00% and 4.50% at the end of 2011 and 2010, respectively. Rates are set at the end of each year for use in determining the following year’s expense.

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

Income Taxes

Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities and assets are also established for the future tax consequences of events that have been recognized in Citizens’ financial statements or tax returns. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. Citizens assesses whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. For example, a cumulative loss in recent years is significant verifiable negative evidence, however, it can be overcome with significant verifiable positive evidence, such as multiple recent consecutive quarters of profitability, improved standing with regulators and improved capital levels. As of December 31, 2012, Citizens had no valuation allowance against our deferred tax assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by Citizens during 2012 and 2011 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects Citizens’ financial condition, results of operations or liquidity, the impact is discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

Citizens Republic Bancorp, Inc.

	December 31,
(in thousands, except share amounts)	2012	2011
Assets
Cash and due from banks	$173,510	$153,418
Money market investments	186,349	313,632
Investment Securities:
Securities available for sale, at fair value	1,697,625	1,312,733
Securities held to maturity, at amortized cost
(fair value of $1,282,244 and $1,487,550, respectively)	1,226,268	1,444,054

Total investment securities	2,923,893	2,756,787
FHLB and Federal Reserve stock	126,763	117,943
Portfolio loans:
Commercial and industrial	1,656,292	1,543,529
Commercial real estate	1,242,348	1,544,361

Total commercial	2,898,640	3,087,890
Residential mortgage	546,513	637,245
Direct consumer	844,240	933,314
Indirect consumer	969,583	871,086

Total portfolio loans	5,258,976	5,529,535
Less: Allowance for loan losses	(110,439)	(172,726)

Net portfolio loans	5,148,537	5,356,809
Loans held for sale	10,719	10,402
Premises and equipment	90,291	97,970
Goodwill	318,150	318,150
Other intangible assets	5,308	7,428
Bank owned life insurance	223,235	220,280
Deferred tax assets	272,891	—
Other assets	107,037	110,030

Total assets	$9,586,683	$9,462,849

Liabilities
Noninterest-bearing deposits	$1,754,248	$1,614,311
Interest-bearing demand deposits	1,100,763	951,590
Savings deposits	2,594,378	2,627,665

Core deposits	5,449,389	5,193,566
Time deposits	1,711,396	2,201,375

Total deposits	7,160,785	7,394,941
Federal funds purchased and securities sold under agreements to repurchase	42,747	40,098
Other liabilities	161,736	154,088
Long-term debt	850,910	854,185

Total liabilities	8,216,178	8,443,312
Shareholders’ Equity
Preferred stock - no par value:
Authorized - 5,000,000 shares; Issued and outstanding - 300,000 at 12/31/12 and 12/31/11, redemption value of $300 million	292,473	285,114
Common stock - no par value:
Authorized - 105,000,000 shares at 12/31/12 and 12/31/11; Issued and outstanding - 40,171,238 at 12/31/12 and 40,049,198 at 12/31/11	1,437,877	1,434,803
Retained deficit	(346,632)	(694,560)
Accumulated other comprehensive loss	(13,213)	(5,820)

Total shareholders’ equity	1,370,505	1,019,537

Total liabilities and shareholders’ equity	$9,586,683	$9,462,849

See notes to consolidated financial statements.

Consolidated Statements of Operations

Citizens Republic Bancorp, Inc.

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Interest Income
Interest and fees on loans	$293,782	$312,746	$390,587
Interest and dividends on investment securities:
Taxable	63,912	79,281	72,545
Tax-exempt	8,711	10,800	16,035
Dividends on FHLB and Federal Reserve stock	4,897	4,152	3,776
Money market investments	626	840	1,501

Total interest income	371,928	407,819	484,444

Interest Expense
Deposits	37,459	57,327	98,526
Short-term borrowings	53	79	80
Long-term debt	33,644	37,303	56,774

Total interest expense	71,156	94,709	155,380

Net Interest Income	300,772	313,110	329,064
Provision for loan losses	23,204	138,808	392,882

Net interest income (loss) after provision for loan losses	277,568	174,302	(63,818)

Noninterest Income
Service charges on deposit accounts	37,308	39,268	40,336
Trust fees	14,601	15,103	15,603
Mortgage and other loan income	8,104	9,620	10,486
Brokerage and investment fees	6,055	5,072	4,579
Card-based and other nondeposit fees	17,507	17,167	15,916
Net (losses) gains on loans held for sale	(984)	1,808	(20,617)
Investment securities (losses) gains	—	(1,336)	13,896
Other income	9,729	8,555	14,460

Total noninterest income	92,320	95,257	94,659
Noninterest Expense
Salaries and employee benefits	132,850	123,514	126,384
Occupancy	24,997	26,059	26,963
Professional services	13,772	9,331	10,550
Equipment	12,001	12,136	12,482
Data processing services	16,717	16,131	18,734
Advertising and public relations	5,904	5,848	6,530
Postage and delivery	4,456	4,543	4,571
Other loan expenses	13,224	16,007	20,311
(Gains) losses on other real estate (ORE)	(214)	12,768	13,438
ORE expenses	1,259	4,322	4,970
Intangible asset amortization	2,120	3,027	3,923
Other expense	43,536	49,464	58,231

Total noninterest expense	270,622	283,150	307,087

Income (Loss) from Continuing Operations Before Income Taxes	99,266	(13,591)	(276,246)
Income tax (benefit) provision from continuing operations	(273,009)	(20,258)	12,858

Income (Loss) from Continuing Operations	372,275	6,667	(289,104)
Discontinued operations:
Loss from discontinued operations (net of income tax)	—	—	(3,821)

Net Income (Loss)	372,275	6,667	(292,925)
Dividend on redeemable preferred stock	(24,347)	(22,985)	(21,685)

Net Income (Loss) Attributable to Common Shareholders	$347,928	$(16,318)	$(314,610)

Income (Loss) Per Share from Continuing Operations
Basic	$8.61	$(0.41)	$(7.89)
Diluted	8.61	(0.41)	(7.89)
Loss Per Share from Discontinued Operations
Basic	$—	$—	$(0.10)
Diluted	—	—	(0.10)
Net Income (Loss) Per Common Share:
Basic	$8.61	$(0.41)	$(7.99)
Diluted	8.61	(0.41)	(7.99)
Average Common Shares Outstanding:
Basic	39,475	39,422	39,392
Diluted	39,475	39,422	39,392

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

Citizens Republic Bancorp, Inc.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net Income (Loss)	$372,275	$6,667	$(292,925)
Other comprehensive income (loss)
Securities available for sale:
Net change in unrealized gains, net of tax of $2,059, $5,052, and ($1,715)	3,824	9,481	5,585
Unrealized gain on securities transferred from available for sale to held to maturity, net of tax of $0, $6,479, and $912	—	12,032	1,693
Reclassification adjustment on securities, net of tax of $0, $468, and $0	—	868	(13,896)
Securities held to maturity:
Amortization of unrealized loss previously recognized in other comprehensive income, net of tax of ($2,524), ($1,365), and ($6)	(4,687)	(2,535)	(12)
Defined benefit pension plan:
Change in prior service cost and actuarial loss, net of tax of ($842), ($364), and $0	(1,564)	(676)	(712)
Unrealized loss on qualifying cash flow hedges, net of tax of ($2,674), ($2,603), and $0	(4,966)	(4,834)	(5,721)

Total other comprehensive income (loss)	(7,393)	14,336	(13,063)

Comprehensive income (loss)	$364,882	$21,003	$(305,988)

See notes to consolidated financial statements

Consolidated Statements of Changes in Shareholders’ Equity

Citizens Republic Bancorp, Inc.

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive
(in thousands)		Shares	Amount	(Deficit)	Income (Loss)	Total
Balance at January 1, 2010	$271,990	39,440	$1,429,771	$(363,632)	$(7,093)	$1,331,036
Comprehensive loss, net of tax:
Net loss				(292,925)		(292,925)
Other comprehensive loss net of tax effect of $809					(13,063)	(13,063)

Total comprehensive loss						(305,988)
Accretion of preferred stock discount	6,310			(6,310)		—
Accrued dividend on redeemable preferred stock				(15,375)		(15,375)
Proceeds from restricted stock activity		198	—			—
Recognition of stock-based compensation			2,086			2,086
Shares purchased		(3)	(28)			(28)

Balance at December 31, 2010	$278,300	39,635	$1,431,829	$(678,242)	$(20,156)	$1,011,731

Comprehensive income, net of tax:
Net income				6,667		6,667
Other comprehensive income net of tax effect of ($7,667)					14,336	14,336

Total comprehensive income						21,003
Accretion of preferred stock discount	6,814			(6,814)		—
Accrued dividend on redeemable preferred stock				(16,171)		(16,171)
Proceeds from restricted stock activity		420	—			—
Recognition of stock-based compensation			3,008			3,008
Shares purchased		(6)	(34)			(34)

Balance at December 31, 2011	$285,114	40,049	$1,434,803	$(694,560)	$(5,820)	$1,019,537

Comprehensive income, net of tax:
Net income				372,275		372,275
Other comprehensive loss net of tax effect of $3,981					(7,393)	(7,393)

Total comprehensive income						364,882
Accretion of preferred stock discount	7,359			(7,359)		—
Accrued dividend on redeemable preferred stock				(16,988)		(16,988)
Proceeds from restricted stock activity		149	—			—
Recognition of stock-based compensation			3,510			3,510
Shares purchased		(27)	(436)			(436)

Balance at December 31, 2012	$292,473	40,171	$1,437,877	$(346,632)	$(13,213)	$1,370,505

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Citizens Republic Bancorp, Inc.

	Year Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities:
Net income (loss)	$372,275	$6,667	$(292,925)
Less: Loss from discontinued operations, net of income tax	—	—	(3,821)

Income (loss) from continuing operations	372,275	6,667	(289,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	23,204	138,808	392,882
Net (decrease) increase in deferred tax asset valuation allowance	(311,484)	18,570	52,597
Net increase (decrease) in current and deferred income taxes	29,203	(37,876)	(24,357)
Depreciation and amortization	9,825	11,418	12,215
Amortization of intangibles	2,120	3,027	3,923
Amortization and fair value adjustments of purchase accounting mark-to-market, net	(3,715)	(4,759)	(8,030)
Fair value adjustment on loans held for sale and other real estate	2,396	8,790	14,939
Net amortization on investment securities	38,369	22,739	8,376
Investment securities losses (gains)	—	1,336	(13,896)
Loans originated for sale	(198,302)	(157,001)	(193,313)
Proceeds from loans held for sale	203,253	171,032	192,122
Net gains from loan sales	(5,549)	(5,648)	(4,318)
Net (gains) losses on other real estate	(2,614)	3,920	1,399
Recognition of stock-based compensation expense	3,510	3,008	2,086
Other	(19,348)	(4,672)	33,205
Discontinued operations, net	—	—	10,706

Net cash provided by operating activities	143,143	179,359	191,432
Investing Activities:
Net decrease in money market investments	127,283	95,447	277,206
Securities available-for-sale:
Proceeds from sales	2,500	16,781	417,582
Proceeds from maturities and payments	414,461	513,896	873,768
Purchases	(820,642)	(687,658)	(1,469,007)
Securities held-to-maturity:
Proceeds from maturities and payments	287,295	112,866	4,847
Purchases	(91,746)	(152,078)	(183,802)
Net decrease in loans and leases	180,797	426,283	1,125,985
Proceeds from sales of other real estate	12,156	35,751	53,542
Increase in properties and equipment	(2,147)	(4,674)	(6,381)
Proceeds from sale of discontinued operations, net	—	—	35,369
Discontinued operations, net	—	—	312,402

Net cash provided by investing activities	109,957	356,614	1,441,511
Financing Activities:
Net decrease in deposits	(234,156)	(331,893)	(774,512)
Net (increase) decrease in short-term borrowings	2,649	(2,221)	2,519
Principal reductions in long-term debt	(1,065)	(175,992)	(476,134)
Shares purchased	(436)	(34)	(28)
Discontinued operations, net	—	—	(420,340)

Net cash used by financing activities	(233,008)	(510,140)	(1,668,495)

Net increase (decrease) in cash and due from banks	20,092	25,833	(35,552)
Cash and due from banks at beginning of period, continuing operations	153,418	127,585	156,093
Cash and due from banks at beginning of period, discontinued operations	—	—	7,044

Cash and due from banks at beginning of period	153,418	127,585	163,137

Cash and due from banks at end of period, continuing operations	173,510	153,418	127,585

Cash and due from banks at end of period, discontinued operations	—	—	—

Cash and due from banks at end of period	$173,510	$153,418	$127,585

Supplemental Cash Flow Information:
Interest paid	$71,237	$93,369	$154,288
Income tax paid (refund), net	10,600	(969)	(16,214)
Supplemental Disclosures of noncash items
Securities transferred to held to maturity from available for sale	270	943,092	181,768
Properties transferred to other real estate owned	—	1,347	—
Loans transferred to other real estate owned	6,235	14,843	38,056
Loans transferred to held for sale	24,048	90,593	112,070
Held for sale loans transferred to other real estate owned	65	1,780	17,063
Accretion of preferred stock discount	7,359	6,814	6,310
Accrued dividend on redeemable preferred stock	16,988	16,171	15,375

See notes to consolidated financial statements.

Citizens Republic Bancorp, Inc.

Notes To Consolidated Financial Statements

Unless the context indicates otherwise, all references in this Form 10-K to “Citizens” or the “Corporation,” refer to Citizens Republic Bancorp, Inc. and its subsidiary, Citizens Bank. References to the “Holding Company” refer to Citizens Republic Bancorp, Inc. alone. Citizens was incorporated in the State of Michigan in 1980, and is a diversified banking and financial services company that is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. Citizens provides a full range of banking and financial services to individuals and businesses through its subsidiary Citizens Bank. These services include deposit products, loan products, and other consumer-oriented financial services such as safe deposit and night depository facilities, wealth management services, and Automated Teller Machines (“ATMs”). Among the services designed specifically to meet the needs of businesses are various types of specialized financing, treasury management services, and transfer/collection facilities. Citizens is not dependent upon any single or limited number of customers, the loss of which would have a material adverse effect. No material portion of Citizens’ business is seasonal.

Note 1. Basis of Presentation and Accounting Policies

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

Citizens has two active wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIEs. Citizens is not the primary beneficiary, and consequently, the trusts are not consolidated in the consolidated financial statements. Each of the two active trusts has issued separate offerings of trust preferred securities to investors in 2006 and 2003. The gross proceeds from the issuances were used to purchase junior subordinated deferrable interest debentures issued by Citizens, which is the sole asset of each trust. The trust preferred securities held by these entities qualify as Tier 1 capital and are classified as “long-term debt” on the Consolidated Balance Sheets, with the associated interest expense recorded in “long-term debt” on the Consolidated Statements of Operations.

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

On January 29, 2010 Citizens entered into a stock purchase agreement with Great Western Bank whereby Great Western Bank agreed to acquire all of the stock of Citizens’ wholly owned subsidiary, F&M Bank – Iowa (“F&M”). On April 23, 2010, Citizens completed the stock sale in exchange for $50.0 million in cash. Citizens has no continuing cash flow from F&M. As of the transaction sale date, the assets and liabilities of F&M were removed from Citizens’ consolidated balance sheet. The financial condition and operating results for this subsidiary have been segregated from the financial condition and operating results of Citizens’ continuing operations throughout this report and, as such, are presented as a discontinued operation.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Generally, U.S. government and Federal agency securities are pledged as collateral under these financing arrangements and cannot be sold or re-pledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained, or requested to be returned to Citizens as deemed appropriate.

In the first quarter of 2012, Citizens adopted new guidance (amended by ASU 2011-03) intended to improve the accounting for repurchase agreements by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The adoption of this amendment did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

Investment Securities

At the time of purchase, securities are classified as held to maturity or available for sale. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, and adjusted for amortization of premiums and accretion of discounts, using the effective yield method. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, or in the case of mortgage-related securities, over the estimated life of the security. Such amortization and accretion from the related security is included in interest income. Available for sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in shareholders’ equity as a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method. An investment is considered impaired if its fair value is less than its amortized cost. When determining whether an impairment is other than temporary to debt securities, management asserts: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income related to all other factors. Realized securities gains or losses and declines in value judged to be other-than-temporary representing credit losses are included in investment securities gains (losses) in the consolidated statements of operations.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in these items. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate appropriateness of the allowance is dependent upon a variety of factors beyond Citizens’ control, including the performance of its loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

Commercial and industrial and commercial real estate loans exceeding certain fixed dollar amounts are evaluated for impairment on a loan-by-loan basis whereby an allowance is established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. In most instances the fair value is measured based on the fair value of the collateral. Fair value may also be measured using the present value of expected future cash flows discounted at an appropriate interest rate.

In 2011, Citizens adopted new guidance which requires disclosures and clarifies existing disclosure requirements about an entity’s allowance for credit losses and credit quality of its financing receivables. In the third quarter of 2011, Citizens adopted new guidance that clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of the new guidance did not have a material impact on Citizens’ financial condition, results of operations or liquidity; however, the adoption did have a significant impact on Citizens’ credit disclosures. Refer to Note 4 for additional disclosures.

Loans Held for Sale

Loans that Citizens has the intent and ability to sell are classified as held for sale and are carried at the lower of cost or fair value, net of estimated costs to sell. Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or fair value based on appraisals of the underlying collateral, which are also subject to management adjustments based on current market conditions and recent sales activity or the present value of expected future cash flows discounted at the loan’s effective interest rate. Residential mortgage loans held for sale are comprised of loans originated for sale in the ordinary course of business and selected nonperforming residential mortgage loans. The fair value of residential mortgage loans originated for sale in the secondary market is based on purchase commitments or quoted prices for similar loans. The fair value of nonperforming residential mortgage loans is based on the fair value of the underlying collateral, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make, broker price opinions or appraisals. Gains and losses on the sales of loans are determined using the specific identification method. Subsequent valuation adjustments to reflect current fair value, as well as gains and losses on disposal of these loans are charged to noninterest income as incurred. Citizens sells substantially all of its residential mortgage originations to PHH Mortgage Corporation (“PHH”) at a contractual price, generally within 14 days after closing.

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

Other Real Estate Owned

Other Real Estate Owned is comprised of commercial and residential real estate properties acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. These properties are carried at the lower of cost or fair value at the time of acquisition, net of estimated costs to sell, based upon current appraised value adjusted for management’s best estimate of current market conditions. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect the lower of cost or fair value, as well as gains and losses on disposal of these properties are charged to noninterest expense as incurred.

Bank Owned Life Insurance

Bank Owned Life Insurance is recorded as an asset at the amount that could be realized under the insurance contracts as of the date of the consolidated balance sheets, commonly referred to as cash surrender value. The change in cash surrender value during the period is an adjustment of premiums paid in determining the expense or income to be recognized under the contracts for the period. This change is recorded in noninterest income.

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

In the first quarter of 2012, Citizens adopted new guidance (amended by ASU 2011-08) that allows an optional qualitative assessment for testing goodwill. The qualitative screen permits Citizens to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If that is not the case, Citizens would have to perform the annual two-step test. If Citizens concludes otherwise, it has completed its goodwill impairment test and does not need to perform the two-step test. In 2012, Citizens utilized the qualitative assessment for the annual goodwill impairment test.

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

In the third quarter of 2012, Citizens adopted new guidance (amended by ASU 2012-02) intended to reduce the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how Citizens tests those assets for impairment and improve consistency in impairment testing guidance among long-lived asset categories. The adoption of ASU 2012-02 did not have a material impact on Citizens’ financial condition, results of operations or liquidity.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on management’s best estimate of the assumptions market participants would use when pricing an asset or liability and a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. For assets and liabilities recorded at fair value, it is Citizens’ policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

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

In 2011, Citizens adopted new guidance which includes new disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. In the first quarter of 2012, Citizens adopted new guidance (amended by ASU 2011-04) that requires new disclosures and clarifies existing concepts about fair value measurement. The adoption of this guidance did not have a material impact on Citizens’ financial condition, results of operations or liquidity. See Note 10 to the Consolidated Financial Statements for more information on fair value measurements.

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

Fair value hedges designated as hedging instruments are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the asset or liability on the balance sheet with corresponding offsets recorded in the statement of operations. The adjustment to the hedged asset or liability is included in the basis of the item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges designated as hedging instruments are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within shareholders’ equity, net of tax. Amounts are reclassified from other comprehensive income to the statement of operations in the period or periods the hedged forecasted transaction affects earnings.

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

In 2010, Citizens adopted new guidance that clarifies the type of embedded credit derivatives that are exempt from embedded derivative bifurcation requirements. The adoption had no impact on Citizens’ financial condition, results of operations or liquidity. For more information on derivative financial instruments and hedge accounting, see Note 17 to the Consolidated Financial Statements.

Income Taxes

Amounts provided for income tax expense or benefit are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable or receivable under tax laws. Deferred income taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on utilizing taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversing existing taxable temporary differences. Currently, the ultimate realization of deferred tax assets is primarily dependent on the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Subsequent Events

The Company evaluated subsequent events through the date its Financial Statements were issued.

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation. There was no impact on net income and shareholders’ equity as the result of these reclassifications.

Accounting Standard Update (“ASU”)

Pending Accounting Pronouncements

FASB ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

The amendments in this ASU seek to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI) by requiring an entity to report the effect of significant reclassifications out of AOCI either on the respective line items in net income or cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. ASU 2013-02 is effective for Citizens in the first quarter of 2013 and should be applied prospectively for reporting periods. Early adoption is permitted. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.

FASB ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”

The amendments in this ASU affect entities that have derivatives accounted for in accordance with Topic 815–Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. ASU 2013-01 is effective for Citizens in the first quarter of 2013 and should be applied retrospectively for all comparative periods presented. Citizens does not expect the adoption of the amendments to have a material impact on Citizens’ financial condition, results of operations or liquidity.

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

Note 2. Investment Securities

The amortized cost, estimated fair value and gross unrealized gains and losses of investment securities follow.

	December 31, 2012				December 31, 2011
		Estimated				Estimated
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Securities available for sale:
Collateralized mortgage obligations	$654,104	$661,743	$8,286	$647	$364,262	$365,302	$6,811	$5,771
Mortgage-backed	893,410	933,143	39,736	3	784,476	823,852	39,408	32
State and municipal	96,627	102,436	5,826	17	116,411	123,308	7,019	122
Other	293	303	65	55	280	271	24	33

Total available for sale	$1,644,434	$1,697,625	$53,913	$722	$1,265,429	$1,312,733	$53,262	$5,958

Securities held to maturity:
Collateralized mortgage obligations(1)	$283,264	$293,010	$9,746	$—	$350,160	$356,031	$5,871	$—
Mortgage-backed(1)	844,086	883,498	39,413	1	988,930	1,018,765	29,883	48
State and municipal	98,918	105,736	6,818	—	104,964	112,754	7,836	46

Total held to maturity	$1,226,268	$1,282,244	$55,977	$1	$1,444,054	$1,487,550	$43,590	$94

(1)	Amortized cost includes adjustments for the unamortized portion of unrealized gains on securities transferred from available for sale.

Securities with amortized cost of $535.6 million at December 31, 2012, and $665.8 million at December 31, 2011 were pledged to secure public deposits, repurchase agreements and other liabilities. Except for obligations of the U.S. Government and its agencies, no holdings of securities of any single issuer exceeded 10% of consolidated shareholders equity at December 31, 2012 or 2011.

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

The amortized cost and estimated fair value of debt securities by maturity at December 31, 2012 are shown below.

	December 31, 2012
(in thousands)	Amortized Cost	Estimated Fair Value
Securities available for sale:
State and municipal
Contractual maturity within one year	$9,208	$9,369
After one year through five years	15,752	16,311
After five years through ten years	57,841	61,794
After ten years	13,826	14,962

Subtotal	96,627	102,436
Collateralized mortgage obligations and mortgage-backed	1,547,514	1,594,886
Other	293	303

Total available for sale	$1,644,434	$1,697,625

Securities held to maturity:
State and municipal
Contractual maturity within one year	$4,489	$4,620
After one year through five years	21,202	22,484
After five years through ten years	55,962	59,729
After ten years	17,265	18,903

Subtotal	98,918	105,736
Collateralized mortgage obligations and mortgage-backed	1,127,350	1,176,508

Total held to maturity	$1,226,268	$1,282,244

A total of 18 securities had unrealized losses at December 31, 2012 compared with 45 securities at December 31, 2011. These securities, with unrealized losses aggregated by investment category and length of time in a continuous unrealized loss position, are as follows:

	Less than 12 Months		More than 12 Months		Total
December 31, 2012	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$51,164	$396	$7,731	$251	$58,895	$647
Mortgage-backed	2,223	3	—	—	2,223	3
State and municipal	—	—	233	17	233	17
Other	—	—	149	55	149	55

Total available for sale	$53,387	$399	$8,113	$323	$61,500	$722

Securities held to maturity:
Mortgage-backed	$1,662	$1	$—	$—	$1,662	$1

Total held to maturity	$1,662	$1	$—	$—	$1,662	$1

	Less than 12 Months		More than 12 Months		Total
December 31, 2011	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Collateralized mortgage obligations	$56,326	$2,858	$20,097	$2,913	$76,423	$5,771
Mortgage-backed	26,016	31	122	1	26,138	32
State and municipal	1,191	27	1,062	95	2,253	122
Other	—	—	234	33	234	33

Total available for sale	$83,533	$2,916	$21,515	$3,042	$105,048	$5,958

Securities held to maturity:
Mortgage-backed	$9,093	$48	$—	$—	$9,093	$48
State and municipal	—	—	950	46	950	46

Total held to maturity	$9,093	$48	$950	$46	$10,043	$94

Citizens performs a review of securities with unrealized losses at each reporting period. Citizens assesses each holding to determine whether and when a security will recover in value, whether it intends to sell the security and whether it is more likely than not that Citizens will be required to sell the security before the value is recovered. In assessing the recovery of value, the key factors reviewed include the length of time and the extent the fair value has been less than the carrying cost, adverse conditions, if any, specifically related to the security, industry or geographic area, historical and implied volatility of the fair value of the security, credit quality factors affecting the issuer or the underlying collateral, payment structure of the security, historical payment history of the security, changes to the credit rating of the security, recoveries or declines in value subsequent to the balance sheet date or any other relevant factors. Evaluations are performed on a more frequent basis as the degree to which fair value is below carrying cost or the length of time that the fair value has been continuously below carrying cost, increases. As of December 31, 2012, Citizens has concluded that all issuers have the ability to pay contractual cash flows. The unrealized losses displayed in the above table are believed to be temporary and thus no impairment loss has been realized in the statements of operations. Citizens has not decided to sell securities with unrealized losses nor does Citizens believe it will be required to sell securities before the value is recovered, but may change its intent in response to significant, unanticipated changes in policies, regulations, statutory legislation or other criteria.

The collateralized mortgage obligations (“CMO”) sector includes securities where the underlying collateral consists of agency issued or whole loan mortgages. At December 31, 2012, the whole loan CMOs had a market value of $58.9 million with gross unrealized losses of $0.6 million. Citizens performs a thorough credit review on a quarterly basis for the underlying mortgage collateral as well as the supporting credit enhancement and structure. The results of the December 31, 2012 credit review demonstrated continued strength and no material degradation in the holdings.

Citizens has determined there is no other-than-temporary impairment at December 31, 2012.

For the year ended December 31, 2012, as part of its capital strategy, Citizens sold $2.5 million of available for sale securities and recorded no gain or loss.

Note 3. Loans

Citizens has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Citizens seeks to control its credit risk by reviewing its aggregate outstanding commitments and loans to particular borrowers, industries, and geographic areas. Collateral is secured based on the nature of the credit and management’s credit assessment of the customer. Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments. Citizens does not have a concentration in any single industry segment that exceeds 10% of total loans.

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

A summary of nonperforming assets by class of loans follows:

	December 31,
(in thousands)	2012	2011
Land hold	$291	$—
Land development	3	213
Construction	—	150
Income producing	8,117	21,171
Owner-occupied	12,068	23,798

Total commercial real estate	20,479	45,332
Commercial and industrial	1,308	10,633
Small business	4,854	6,313

Total nonaccruing commercial	26,641	62,278
Residential mortgage	17,500	11,312
Direct consumer	12,720	12,115
Indirect consumer	2,083	953

Total nonaccruing consumer	32,303	24,380

Total nonaccruing loans	58,944	86,658
Loans 90+ days still accruing	68	770

Total nonperforming portfolio loans	59,012	87,428
Nonperforming loans held for sale	3,190	2,372
Other repossessed assets acquired	5,811	12,422

Total nonperforming assets	$68,013	$102,222

Restructured loans still accruing	$21,033	$32,347

The following tables provide a summary of loans by class, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

	December 31, 2012
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans
Land hold	$—	$—	$291	$291	$4,075	$4,366
Land development	—	—	3	3	6,255	6,258
Construction	—	—	—	—	8,860	8,860
Income producing	1,470	—	8,117	9,587	680,178	689,765
Owner-occupied	695	—	12,068	12,763	520,336	533,099

Total commercial real estate	2,165	—	20,479	22,644	1,219,704	1,242,348
Commercial and industrial	277	58	1,308	1,643	1,385,720	1,387,363
Small business(1)	1,672	—	4,854	6,526	262,403	268,929

Total commercial	4,114	58	26,641	30,813	2,867,827	2,898,640
Residential mortgage	7,641	—	17,500	25,141	521,372	546,513
Direct consumer	13,354	10	12,720	26,084	818,156	844,240
Indirect consumer	8,356	—	2,083	10,439	959,144	969,583

Total consumer	29,351	10	32,303	61,664	2,298,672	2,360,336

Total financing receivables	$33,465	$68	$58,944	$92,477	$5,166,499	$5,258,976

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Loans Accruing 30-89 Days Past Due	Loans 90+ Days Past Due & Still Accruing	Non-Accruing Loans	Total Past Due Loans	Current Portfolio Loans	Total Portfolio Loans
Land hold	$21	$—	$—	$21	$6,521	$6,542
Land development	—	—	213	213	12,891	13,104
Construction	—	—	150	150	5,697	5,847
Income producing	2,508	—	21,171	23,679	890,076	913,755
Owner-occupied	2,345	—	23,798	26,143	578,970	605,113

Total commercial real estate	4,874	—	45,332	50,206	1,494,155	1,544,361
Commercial and industrial	212	766	10,633	11,611	1,235,180	1,246,791
Small business(1)	2,242	—	6,313	8,555	288,183	296,738

Total commercial	7,328	766	62,278	70,372	3,017,518	3,087,890
Residential mortgage	9,544	—	11,312	20,856	616,389	637,245
Direct consumer	17,810	4	12,115	29,929	903,385	933,314
Indirect consumer	13,067	—	953	14,020	857,066	871,086

Total consumer	40,421	4	24,380	64,805	2,376,840	2,441,645

Total financing receivables	$47,749	$770	$86,658	$135,177	$5,394,358	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

Loans not meeting the criteria above are considered to be pass rated loans. Commercial loans by risk category of class follow.

			December 31, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$1,690	$727	$1,949	$—	$4,366
Land development	5,954	106	198	—	6,258
Construction	2,028	6,773	59	—	8,860
Income producing	486,385	140,696	62,192	492	689,765
Owner-occupied	432,134	58,180	42,284	501	533,099

Total commercial real estate	928,191	206,482	106,682	993	1,242,348
Commercial and industrial	1,286,982	72,470	27,787	124	1,387,363
Small business(1)	234,674	15,676	18,554	25	268,929

Total commercial	$2,449,847	$294,628	$153,023	$1,142	$2,898,640

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

			December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Land hold	$2,427	$803	$3,312	$—	$6,542
Land development	12,087	252	765	—	13,104
Construction	4,039	1,508	300	—	5,847
Income producing	633,855	164,756	112,458	2,686	913,755
Owner-occupied	475,604	66,576	61,429	1,504	605,113

Total commercial real estate	1,128,012	233,895	178,264	4,190	1,544,361
Commercial and industrial	1,059,316	113,126	74,307	42	1,246,791
Small business(1)	251,790	21,803	22,925	220	296,738

Total commercial	$2,439,118	$368,824	$275,496	$4,452	$3,087,890

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

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

	December 31, 2012
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$529,013	$831,510	$967,500	$2,328,023
Nonperforming	17,500	12,730	2,083	32,313

Total	$546,513	$844,240	$969,583	$2,360,336

	December 31, 2011
(in thousands)	Residential Mortgage	Direct Consumer	Indirect Consumer	Total Consumer Loans
Performing	$625,933	$921,195	$870,133	$2,417,261
Nonperforming	11,312	12,119	953	24,384

Total	$637,245	$933,314	$871,086	$2,441,645

Loans Held for Sale. Loans held for sale are comprised of commercial real estate and residential mortgage loans. Loans held for sale were $10.7 million at December 31, 2012, compared to $10.4 million at December 31, 2011. During 2012, $24.0 million in portfolio loans and $5.2 million in repurchased loans were transferred to held for sale. Also during 2012, $16.0 million of loans held for sale were sold, and there were $11.3 million of repayments on the held for sale portfolio.

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

The activity within the allowance for loan losses is presented below.

(in thousands)	Allowance for Loan Losses at December 31, 2011	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at December 31, 2012
Commercial and industrial	$14,044	$4,759	(11,400)	$2,099	$(9,301)	$9,502
Small business	12,230	1,218	(6,132)	1,048	(5,084)	8,364
Commercial real estate	63,999	(16,604)	(25,641)	6,460	(19,181)	28,214

Total commercial	90,273	(10,627)	(43,173)	9,607	(33,566)	46,080
Residential mortgage	36,460	5,588	(17,055)	1,934	(15,121)	26,927
Direct consumer	33,020	22,505	(31,559)	4,555	(27,004)	28,521
Indirect consumer	12,973	5,738	(13,415)	3,615	(9,800)	8,911

Total	$172,726	$23,204	$(105,202)	$19,711	$(85,491)	$110,439

(in thousands)	Allowance for Loan Losses at December 31, 2010	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at December 31, 2011
Commercial and industrial	$26,619	$20,179	$(36,211)	$3,457	$(32,754)	$14,044
Small business	16,334	4,587	(9,462)	771	(8,691)	12,230
Commercial real estate	156,623	67,398	(162,533)	2,511	(160,022)	63,999

Total commercial	199,576	92,164	(208,206)	6,739	(201,467)	90,273
Residential mortgage	47,623	16,200	(27,796)	433	(27,363)	36,460
Direct consumer	32,255	24,508	(26,932)	3,189	(23,743)	33,020
Indirect consumer	16,577	5,936	(11,771)	2,231	(9,540)	12,973

Total	$296,031	$138,808	$(274,705)	$12,592	$(262,113)	$172,726

(in thousands)	Allowance for Loan Losses at December 31, 2009	Provision for Loan Losses	Charge-offs	Recoveries	Net charge-offs	Allowance for Loan Losses at December 31, 2010
Commercial and industrial	$50,306	$26,468	$(54,015)	$3,860	$(50,155)	$26,619
Small business	6,209	17,017	(7,375)	483	(6,892)	16,334
Commercial real estate	146,042	238,097	(233,056)	5,540	(227,516)	156,623

Total commercial	202,557	281,582	(294,446)	9,883	(284,563)	199,576
Residential mortgage	63,794	94,037	(110,928)	720	(110,208)	47,623
Direct consumer	33,127	28,643	(31,392)	1,877	(29,515)	32,255
Indirect consumer	39,462	(11,380)	(14,295)	2,790	(11,505)	16,577

Total	$338,940	$392,882	$(451,061)	$15,270	$(435,791)	$296,031

A summary of the allowance for loan losses, segregated by portfolio segment follows:

	December 31, 2012
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$124	$9,200	$178	$9,502
Small business	—	8,205	159	8,364
Commercial real estate	1,007	26,690	517	28,214

Total commercial	1,131	44,095	854	46,080
Residential mortgage	3,369	23,110	448	26,927
Direct consumer	657	27,335	529	28,521
Indirect consumer	—	8,742	169	8,911

Total allowance for loan losses	$5,157	$103,282	$2,000	$110,439

	December 31, 2012
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Unearned (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$1,178	$1,394,088	$(7,903)	$1,387,363
Small business (1)	—	268,612	317	268,929
Commercial real estate	29,663	1,213,737	(1,052)	1,242,348

Total commercial	30,841	2,876,437	(8,638)	2,898,640
Residential mortgage	19,024	530,211	(2,722)	546,513
Direct consumer	7,873	834,627	1,740	844,240
Indirect consumer	252	943,999	25,332	969,583

Total portfolio loans	$57,990	$5,185,274	$15,712	$5,258,976

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

	December 31, 2011
(in thousands)	Allowance for Loans Individually Evaluated for Impairment	Allowance for Loans Collectively Evaluated for Impairment	General Allowance	Total Allowance for Loan Losses
Commercial and industrial	$42	$13,302	$700	$14,044
Small business	—	11,730	500	12,230
Commercial real estate	4,110	58,589	1,300	63,999

Total commercial	4,152	83,621	2,500	90,273
Residential mortgage	2,837	33,623	—	36,460
Direct consumer	70	32,950	—	33,020
Indirect consumer	—	12,973	—	12,973

Total allowance for loan losses	$7,059	$163,167	$2,500	$172,726

	December 31, 2011
(in thousands)	Recorded Investment of Loans Individually Evaluated for Impairment	Recorded Investment of Loans Collectively Evaluated for Impairment	Unearned (Fees)/Costs	Total Recorded Investment
Commercial and industrial	$8,842	$1,245,902	$(7,953)	$1,246,791
Small business (1)	557	295,972	209	296,738
Commercial real estate	57,562	1,488,657	(1,858)	1,544,361

Total commercial	66,961	3,030,531	(9,602)	3,087,890
Residential mortgage	15,140	623,779	(1,674)	637,245
Direct consumer	4,607	928,930	(223)	933,314
Indirect consumer	478	850,868	19,740	871,086

Total portfolio loans	$87,186	$5,434,108	$8,241	$5,529,535

(1)	Amounts contained in “Commercial and industrial” on Consolidated Balance Sheets.

Impaired loans. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Citizens recognized $2.6 million of interest income on nonperforming loans for years ended December 31, 2012. Had nonperforming loans performed in accordance with their original contract terms, Citizens would have recognized additional interest income of approximately $3.2 million for the year ended December 31, 2012. There were no significant commitments outstanding to lend additional funds to clients whose loans were classified as restructured at December 31, 2012 or December 31, 2011.

A summary of information regarding loans individually reviewed for impairment, segregated by class are set forth in the following table.

	December 31, 2012
						Total Interest Income	Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Year To Date	Year To Date
Nonaccrual loans (impaired)
Income producing	$7,918	$4,825	$1,529	$6,354	$492	$58	$12,708
Owner-occupied	10,739	4,620	3,178	7,798	501	183	11,101

Total commercial real estate	18,657	9,445	4,707	14,152	993	241	23,809
Commercial and industrial	761	328	249	577	124	17	5,915
Small business	—	—	—	—	—	—	145

Total commercial	19,418	9,773	4,956	14,729	1,117	258	29,869

Residential mortgage	5,771	3,453	2,318	5,771	608	184	4,559
Direct consumer	2,059	1,218	841	2,059	226	47	1,325
Indirect consumer	252	252	—	252	—	13	182

Total consumer	8,082	4,923	3,159	8,082	834	244	6,066

Total nonaccrual loans (impaired)	27,500	14,696	8,115	22,811	1,951	502	35,935

Accrual loans (impaired)
Income producing	807	—	807	807	12	49	2,281
Owner-occupied	14,704	14,071	633	14,704	2	890	15,084

Total commercial real estate	15,511	14,071	1,440	15,511	14	939	17,365
Commercial and industrial	601	601	—	601	—	11	151
Small business	—	—	—	—	—	—	121

Total commercial	16,112	14,672	1,440	16,112	14	950	17,637

Residential mortgage	13,253	3,050	10,203	13,253	2,761	825	12,022
Direct consumer	5,814	3,596	2,218	5,814	431	360	6,354

Total consumer	19,067	6,646	12,421	19,067	3,192	1,185	18,376

Total accrual loans (impaired)	35,179	21,318	13,861	35,179	3,206	2,135	36,013

Total impaired loans	$62,679	$36,014	$21,976	$57,990	$5,157	$2,637	$71,948

	December 31, 2011
						Total Interest Income	Average Recorded Investment
(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment with No Specific Allowance	Recorded Investment with Specific Allowance	Total Recorded Investment	Specific Related Allowance	Year To Date	Year To Date
Nonaccrual loans (impaired)
Land hold	$—	$—	$—	$—	$—	$—	$45
Land development	—	—	—	—	—	—	85
Construction	—	—	—	—	—	—	224
Income producing	23,394	9,163	8,838	18,001	2,686	448	19,516
Owner-occupied	22,338	13,276	3,694	16,970	1,424	424	17,069

Total commercial real estate	45,732	22,439	12,532	34,971	4,110	872	36,939
Commercial and industrial	17,197	8,196	646	8,842	42	311	12,499
Small business	131	66	—	66	—	—	269

Total commercial	63,060	30,701	13,178	43,879	4,152	1,183	49,707

Residential mortgage	6,610	587	6,023	6,610	1,346	182	10,592
Direct consumer	1,168	647	500	1,147	55	22	1,519
Indirect consumer	478	478	—	478	—	—	474

Total consumer	8,256	1,712	6,523	8,235	1,401	204	12,585

Total nonaccrual loans (impaired)	71,316	32,413	19,701	52,114	5,553	1,387	62,292

Accrual loans (impaired)
Income producing	7,476	7,476	—	7,476	—	418	7,524
Owner-occupied	15,115	15,115	—	15,115	—	75	6,166

Total commercial real estate	22,591	22,591	—	22,591	—	493	13,690
Small business	491	491	—	491	—	17	500

Total commercial	23,082	23,082	—	23,082	—	510	14,190

Residential mortgage	8,530	2,088	6,442	8,530	1,491	449	3,966
Direct consumer	3,460	3,360	100	3,460	15	225	2,570

Total consumer	11,990	5,448	6,542	11,990	1,506	674	6,536

Total accrual loans (impaired)	35,072	28,530	6,542	35,072	1,506	1,184	20,726

Total impaired loans	$106,388	$60,943	$26,243	$87,186	$7,059	$2,571	$83,018

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

Citizens classifies TDRs as nonaccruing loans unless the loan qualified for accruing status at the time of the restructure, or the loan has performed according to the new contractual terms for at least six months. To qualify for accruing status at the time of the restructure, the original loan must have been less than 90 days past due at the time of the restructure and the modification must not have resulted in an impairment loss. At December 31, 2012 the majority of Citizens’ TDRs are on accrual status and are reported as impaired. TDR classifications may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. Otherwise, the loans remain classified as TDRs. As a result of guidance from the Office of the Comptroller of the Currency (“OCC”), approximately $4.0 million of residential mortgage and consumer loans were identified as TDRs whereby the borrower’s obligation to Citizens has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These loans were reclassified as TDRs as of December 31, 2012 and consisted of $2.9 million of residential mortgage loans and $1.1 million of consumer loans.

The recorded investment balance of TDRs approximated $29.1 million at December 31, 2012. TDRs of $21.0 million were on accrual status and $8.1 million of TDRs were on nonaccrual status at December 31, 2012. TDRs are evaluated separately in Citizens’ allowance for loan loss methodology based on the expected cash flows for loans in this status. At December 31, 2012, the allowance for loan losses included specific reserves of $4.0 million related to TDRs, which included $3.3 million related to mortgage TDRs and $0.7 million related to direct consumer TDRs, compared to $2.9 million of specific reserves related to TDRs at December 31, 2011, which included $2.8 million related to mortgage TDRs and $0.1 million related to direct consumer TDRs. Citizens charged off $4.1 million and $6.1 million for the years ended December 31, 2012 and December 31, 2011, respectively, for the portion of TDRs deemed to be uncollectible.

The following table provides information on loans modified during each year noted as a TDR.

	For TheYear Ended December 31,
	2012				2011
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Average Coupon Rate
Commercial and industrial	3	$601	$601	4.55%	2	$1,807	$1,807	6.50%
Commercial real estate	2	1,839	1,501	6.50	4	28,632	21,183	6.60

Total commercial	5	2,440	2,102	5.95	6	30,439	22,990	6.60
Residential mortgage	84	11,564	11,564	2.69	35	9,060	9,060	2.70
Direct consumer	100	6,909	6,101	4.56	8	1,708	1,714	6.30
Indirect consumer	43	549	252	7.62	—	—	—	—

Total portfolio loans	232	$21,462	$20,019	3.88	49	$41,207	$33,764	5.50

The following table provides information on how loans were modified as a TDR.

	For The Year Ended December 31,
(in thousands)	2012	2011
Post-Modification Recorded Investment
Extended maturity	$3,128	$15,211
Interest rate adjustments	3,304	7,489
Combination of rate and maturity	5,051	11,064
Other (1)	8,536	—

Total	$20,019	$33,764

(1)

Other includes covenant modification, forebearance, loans discharged in bankruptcy and not reaffirmed, and other concessions or combination of concessions that do not consist of interest rate adjustments and/or maturity extensions.

A TDR loan is considered to have a payment default when one or more payments is over 90 days past due. At December 31, 2012 and 2011, respectively, there were 26 loans of approximately $1.6 million and two loans of approximately $0.4 million modified as TDRs that were in payment default.

Note 5. Premises and Equipment

A summary of premises and equipment follows:

	December 31,
(in thousands)	2012	2011
Land	$26,352	$26,443
Buildings	154,891	154,668
Leasehold improvements	13,907	13,970
Furniture and equipment	73,407	71,733

	268,557	266,814
Accumulated depreciation and amortization	(178,266)	(168,844)

Total	$90,291	$97,970

Certain branch facilities and equipment are leased under various operating contracts. Total rental expense, including expenses related to these operating leases, was $6.1 million in 2012 and $6.0 million in both 2011 and 2010. Future minimum rental commitments under non-cancelable operating leases are as follows.

(in thousands)	Rental Commitments
2013	$5,752
2014	4,324
2015	3,385
2016	2,490
2017	1,896
Thereafter	4,914

Total	$22,761

Note 6. Goodwill and Core Deposit Intangible Assets

A summary of goodwill allocated to the lines of business follows:

	December 31,
(in thousands)	2012	2011
Regional Banking	$316,349	$316,349
Wealth Management	1,801	1,801

Total	$318,150	$318,150

The recorded balance of goodwill has not changed during 2012 and 2011. In 2012, Citizens elected to perform the qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit was below its carrying amount as of October 1, 2012. Based on the positive evidence in the analysis, Citizens concluded that it is more likely than not that fair value exceeds its carrying value. Furthermore, no goodwill impairment exists on the consolidated level as the allocated goodwill resides only in these two reporting units. No events (individually or in aggregate) have occurred since the annual goodwill impairment analysis that indicates a potential impairment of goodwill

A summary of core deposit intangibles follows:

	December 31,
(in thousands)	2012	2011
Core deposit intangibles	$62,835	$62,835
Accumulated amortization	(57,527)	(55,407)

Total core deposit intangibles	$5,308	$7,428

The following presents the estimated future amortization expense of core deposit intangible assets.

(in thousands)	Intangible Amortization Expense
2013	$1,727
2014	1,421
2015	1,179
2016	981

Total	$5,308

All of Citizens’ core deposit intangible assets have finite lives and are amortized on an accelerated basis corresponding with the anticipated lives of the underlying deposits over varying periods not exceeding 10 years. The weighted average amortization period for core deposit intangible assets is 1.8 years.

Note 7. Deposits

Overdrafts on demand accounts are classified as loans, rather than deposits, on the face of the balance sheet and totaled $3.0 million and $7.2 million at December 31, 2012 and 2011, respectively. Time deposits over $100,000 totaled $510.4 million at December 31, 2012, compared with $616.0 million at December 31, 2011.  The scheduled maturities for time deposits at December 31, 2012 were as follows.

(in thousands)	Deposit Maturities
2013	$1,099,509
2014	344,440
2015	176,632
2016	59,856
2017	21,701
Thereafter	9,258

Total	$1,711,396

Note 8. Short-Term Borrowings

Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings. Federal funds purchased are overnight borrowings from other financial institutions. Securities sold under agreements to repurchase are secured transactions done principally with investment banks. Maturities of securities sold under agreements to repurchase are generally 90 days or less.

Information relating to federal funds purchased and securities sold under agreements to repurchase follows.

(in thousands)	2012	2011	2010
At December 31:
Balance	$42,747	$40,098	$41,699
Weighted average interest rate paid	0.10%	0.19%	0.18%
During the year:
Maximum outstanding at any month-end	$50,076	$43,737	$42,334
Daily average	41,676	42,064	34,683
Weighted average interest rate paid	0.13%	0.19%	0.23%

Note 9. Long-Term Debt

A summary of long-term debt follows.

	December 31,
(in thousands)	2012	2011
Citizens (Parent only):
Subordinated debt:
5.75% subordinated notes due February 2013	$17,252	$17,101
Variable rate junior subordinated debenture due June 2033	25,774	25,774
7.50% junior subordinated debentures due September 2066	48,677	48,677
Subsidiary:
Federal Home Loan Bank advances	655,102	658,484
Other borrowed funds	104,105	104,149

Total	$850,910	$854,185

On January 27, 2003, Citizens issued $125.0 million of 5.75% subordinated notes, maturing February 1, 2013. Issuance costs were capitalized and are included in the long-term debt total on the balance sheet. The issuance costs were amortized over ten years as a component of interest expense.

On June 26, 2003, Citizens issued $25.8 million of floating rate, 30-year trust preferred securities through an unconsolidated special purpose trust to unrelated institutional investors. The gross proceeds from issuance were used to purchase a floating rate junior subordinated deferrable interest debenture (“2003 Debenture”) issued by Citizens, which is the sole asset of the trust. The 2003 Debenture matures in thirty years and bears interest at an annual rate equal to the three-month LIBOR plus 3.10%, payable quarterly beginning in September 2003. Interest is adjusted on a quarterly basis not to exceed 11.75%. The 2003 Debenture is an unsecured obligation of Citizens and is junior in right of payment to all future senior indebtedness of Citizens. Citizens has guaranteed that interest payments on the 2003 Debenture made to the trust will be distributed by the trust to the holders of the trust preferred securities. The trust preferred securities of the special purpose trust are callable at par and must be redeemed in thirty years after issuance. The issuance costs were amortized to the call date over five years as a component of interest expense, as Citizens believed this was the most probable life of these securities. Under the risk-based capital guidelines, the trust preferred securities currently qualify as Tier 1 capital.

On October 3, 2006, Citizens Funding Trust I (“2006 Trust”) completed an offering of $150.0 million aggregate liquidation amount of enhanced trust preferred securities. The gross proceeds from issuance were used to purchase a junior subordinated deferrable interest debenture issued by Citizens, which is the sole asset of the 2006 Trust (the “2006 Debenture”). The 2006 Debenture ranks junior to Citizens’ outstanding debt, including the other outstanding junior subordinated debentures. The enhanced trust preferred securities are listed on the New York Stock Exchange (NYSE symbol CTZ-PrA). Distributions on the securities, which represent undivided beneficial interests in the assets of the 2006 Trust, accrue from the original issue date and are payable quarterly in arrears at an annual rate of 7.50%, beginning December 15, 2006. The securities became callable on September 15, 2011 and mature on September 15, 2066. Issuance costs of $5.1 million were capitalized and are amortized through the long-term debt total on the Consolidated Balance Sheets. The issuance costs were amortized to the call date over five years as a component of interest expense. The proceeds were used to finance the cash portion of the consideration paid in Citizens’ merger with Republic Bancorp and for general corporate purposes.

On January 28, 2010 Citizens announced that it was suspending the dividend payments on its trust preferred securities. In December 2012, Citizens announced the resumption of payments on these securities beginning in December 2012, as to the 2003 Debenture, and in March 2013 as to the 2006 Debenture. Citizens accrues for these obligations in other liabilities on the Consolidated Balance Sheets and as of December 31, 2012, the total amount of the arrearage is $12.4 million.

As of December 31, 2012, advances from the FHLB are at fixed rates ranging from 2.16% to 6.93% and mature from 2016 through 2022. Citizens restructured $350.0 million and $245.0 million in FHLB advances during 2012 and 2011, respectively. These restructures resulted in the locking in of lower term funding rates. The average interest rate on the 2012 restructured advances was reduced to 2.55% from 3.50% and the average remaining term was extended to 9.0 years from 3.2 years. The average interest rate on the 2011 restructured advances was reduced to 3.32% from 4.84% and the average remaining term was extended to 5.8 years from 3.3 years. FHLB advances totaling $5.0 million may be put back to Citizens at the option of the FHLB. Advances totaling $462.0 million are non-convertible and subject to neither put nor call options. Citizens’ advances from the FHLB were collateralized at December 31, 2012 with $2.0 billion of residential and commercial loans secured by real estate and securities held for pledging. At December 31, 2012, Citizens had $185.0 million of variable rate advances from the FHLB outstanding. The advances are indexed to one month LIBOR with an average interest rate of 3.25% and an average remaining term to maturity of 5.0 years.

As of December 31, 2012, $103.4 million of long-term repurchase agreements with interest rates up to 4.69%, maturing between August 2015 and May 2016 were outstanding. Long-term repurchase agreements are classified under Other borrowed funds.

The par value of long-term debt is scheduled to mature as shown in the table below. This schedule excludes all carrying value adjustments, such as purchase accounting fair value adjustments, hedge accounting fair value adjustments, and unamortized premiums and discounts, that will not affect future cash payments associated with the maturity of this debt.

(in thousands)	Parent	Subsidiary	Consolidated
2013	$17,266	$25	$17,291
2014	—	30	30
2015	—	66,661	66,661
2016	—	101,786	101,786
2017	—	160,440	160,440
Thereafter	74,451	427,148	501,599

Total	$91,717	$756,090	$847,807

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

The fair value estimates are based on existing on and off balance sheet financial instruments and do not attempt to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments. For example, Citizens has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include Citizens’ brokerage network, net deferred tax assets (and any related valuation reserves), and premises and equipment. In addition, tax ramifications related to the recognition of unrealized gains and losses such as those within the investment securities portfolio can have a significant effect on estimated fair values and have not been considered in the estimates. For these reasons, the aggregate fair value should not be considered an indication of Citizens’ value.

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

The carrying amount, estimated fair value, and placement in the fair value hierarchy of Citizens’ financial instruments that are not measured at fair value in their entirety on a recurring basis follow.

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$173,510	$173,510	$—	$173,510	$—
Money market investments	186,349	186,349	—	186,349	—
Securities held to maturity	1,226,268	1,282,244	—	1,282,244	—
FHLB and Federal Reserve stock	126,763	126,763	—	126,763	—
Net portfolio loans	5,148,537	5,093,144	—	—	5,093,144
Loans held for sale	10,719	10,719	—	7,461	3,258
Accrued interest receivable	28,819	28,819	—	28,819	—
Financial liabilities:
Deposits	7,160,785	7,181,167	—	7,181,167	—
Short-term borrowings	42,747	42,747	—	42,747	—
Long-term debt	850,910	931,088	59,620	871,468	—
Accrued interest payable	15,844	15,844	—	15,844	—

	December 31, 2011
	Carrying	Estimated	Fair Value Measurements
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$153,418	$153,418	$—	$153,418	$—
Money market investments	313,632	313,632	—	313,632	—
Securities held to maturity	1,444,054	1,487,550	—	1,487,550	—
FHLB and Federal Reserve stock	117,943	117,943	—	117,943	—
Net portfolio loans	5,356,809	5,101,446	—	—	5,101,446
Loans held for sale	10,402	10,402	—	6,140	4,262
Accrued interest receivable	31,390	31,390	—	31,390	—
Financial liabilities:
Deposits	7,394,941	7,424,427	—	7,424,427	—
Short-term borrowings	40,098	40,098	—	40,098	—
Long-term debt	854,185	927,533	45,931	881,602	—
Accrued interest payable	14,047	14,047	—	14,047	—

The carrying amount approximates fair value for cash, money market investments, and accrued interest. The methods and assumptions used to estimate the fair value of other financial instruments, regardless of whether the instrument is carried at fair value or not, are set forth below. There were no significant changes in the valuation methods used to estimate fair value during the year ended December 31, 2012.

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

Securities Held to Maturity. The estimated fair value of securities classified as held to maturity are based upon quoted prices for similar assets, if available, or matrix pricing models. This process is essentially the same as the valuation methodologies and price verification functions used for securities available for sale.

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

Net Portfolio Loans. The fair value of loans and loan commitments is estimated based on discounted cash flows using exit-value rates at December 31, 2012 and December 31, 2011, weighted for varying maturity dates. The cash flows take into consideration current portfolio interest rates and repricing characteristics as well as assumptions relating to prepayment speeds. The discount rates take into consideration the current market interest rate environment, a credit risk component based on the credit characteristics of each loan portfolio, and a liquidity premium reflecting the liquidity or illiquidity of the market. If an entry-value rate was used to estimate fair value of loans and loan commitments, the disclosed fair value would have been higher for the periods presented.

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

Impaired Loans. A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is typically measured based on the fair value of the underlying collateral. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals, which are considered to be Level 2. Since certain assumptions and unobservable inputs related to loss severity are currently being used, impaired loans are recorded as Level 3 in the fair value hierarchy. Citizens measures impairment on all nonaccrual commercial and industrial and commercial real estate loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. Citizens measures impairment on all residential mortgage loans over five payments past due.

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

Commercial loans held for sale are comprised primarily of loans identified for sale that are recorded at the lower of carrying amount or fair value based on appraisals of the underlying collateral, which are also subject to management adjustments for loss severity based on current market conditions and recent sales activity. Citizens records commercial loans held for sale as nonrecurring Level 3.

Other Real Estate. Other real estate (“ORE”) is comprised of commercial and residential real estate acquired through foreclosure proceedings or acceptance of a deed-in-lieu of foreclosure. Commercial properties and former branch locations are carried at fair value at the time of acquisition based on the fair value of the underlying real property, net of estimated costs to sell and are subsequently monitored for lower of carrying value or fair value adjustments. This is determined using market prices derived from appraisals, which are considered to be Level 2. However, certain assumptions and unobservable inputs related to loss severity are currently being used by appraisers and management, therefore, qualifying the assets as Level 3 in the fair value hierarchy. Residential real estate is recorded at the fair value of the underlying real property, net of estimated costs to sell, using market prices derived from indicative pricing models which utilize projected assumptions Citizens believes potential investors would make or appraisals and are classified as nonrecurring Level 3. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to noninterest expense as incurred. Citizens records ORE properties as nonrecurring Level 3.

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

The following table presents the balances of assets and liabilities that were measured at fair value on a recurring basis.

December 31, 2012 (in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Collateralized mortgage obligations	$661,743	$—	$661,738	$5
Mortgage-backed	933,143	—	933,143	—
State and municipal	102,436	—	101,734	702
Other	303	—	69	234

Total available for sale	1,697,625	—	1,696,684	941
Other assets:
Derivatives designated as hedging instruments	1,110	—	1,110	—
Derivatives not designated as hedging instruments	13,425	—	13,425	—
Deferred compensation assets	8,978	6,295	—	2,683

Total other assets	23,513	6,295	14,535	2,683

Total	$1,721,138	$6,295	$1,711,219	$3,624

Other liabilities:
Derivatives designated as hedging instruments	$6,979	$—	$6,979	$—
Derivatives not designated as hedging instruments	13,964	—	13,964	—

Total	$20,943	$—	$20,943	$—

December 31, 2011 (in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale:
Collateralized mortgage obligations	$365,302	$—	$365,294	$8
Mortgage-backed	823,852	—	823,852	—
State and municipal	123,308	—	121,862	1,446
Other	271	—	38	233

Total available for sale	1,312,733	—	1,311,046	1,687
Other assets:
Derivatives designated as hedging instruments	3,791	—	3,791	—
Derivatives not designated as hedging instruments	17,088	—	17,088	—
Deferred compensation assets	8,477	6,791	—	1,686

Total other assets	29,356	6,791	20,879	1,686

Total	$1,342,089	$6,791	$1,331,925	$3,373

Other liabilities:
Derivatives designated as hedging instruments	$2,317	$—	$2,317	$—
Derivatives not designated as hedging instruments	17,614	—	17,614	—

Total	$19,931	$—	$19,931	$—

There were no significant transfers between levels within the fair value hierarchy nor were there any issuances during the 12 month period ended December 31, 2012. The following table presents the reconciliation of Level 3 assets held by Citizens.

		Net Realized/Unrealized Gains (Losses)
				Recorded in
	Balance at			Other				Balance at
	December 31,	Recorded in Earnings		Comprehensive				December 31,
(in thousands)	2011	Realized (1)	Unrealized	Income (Pretax)	Purchases	Sales	Settlements	2012
Securities available for sale
Collateralized mortgage obligations	$8	$—	$—	$—	$—	$—	$(3)	$5
State and municipal	1,446	628	—	78	—	—	(1,450)	702
Other	233	13	—	(12)	—	—	—	234
Deferred compensation assets	1,686	—	—	—	1,826	(829)	—	2,683

Total	$3,373	$641	$—	$66	$1,826	$(829)	$(1,453)	$3,624

(1)	Net realized gains and losses recorded in earnings include discount accretions.

The following table includes assets measured at fair value on a nonrecurring basis that have had a fair value adjustment.

December 31, 2012	Initial Carrying	Fair Value
(in thousands)	Value	Total	Level 1	Level 2	Level 3
Impaired loans	$79,996	$25,228	$—	$—	$25,228
Commercial loans held for sale	4,985	2,672	—	—	2,672
Residential mortgage loans held for sale	706	211	—	—	211
Other real estate	4,453	1,814	—	—	1,814
Repossessed assets	2,883	1,557	—	—	1,557

Total	$93,023	$31,482	$—	$—	$31,482

The following table represents quantitative information about Level 3 fair value measurements.

	Fair Value at			Range (Weighted
(in thousands)	December 31, 2012	Valuation Technique	Unobservable Input	Average)
Securities available for sale:
Collateralized mortgage obligations	$5	Cost	None (1)	None
State and municipal	702	Discounted Cash Flow	Liquidity Premium	2.5% - 2.5%(2.5%)
			Credit Premium	1.5% -1.7%(1.6%)
			Fail Rate	1.2% - 2.0%(1.8%)
Other	234	Discounted Cash Flow	Liquidity Premium	2.0% - 2.5%(2.5%)
			Credit Premium	2.3% - 5.5%(4.4%)
			Fail Rate	1.2% - 1.5%(1.4%)
Deferred compensation assets	2,683	Contract Value	None (2)	None
Impaired loans	25,228	Appraisals	Loss Severity Discount	0% - 100%(69%)
Commercial loans held for sale	2,672	Appraisals	Loss Severity Discount	6% - 100%(46%)
Residential mortgage loans held for sale	211	Appraisals	Loss Severity Discount	6% - 100%(70%)
Other real estate	1,814	Appraisals	Loss Severity Discount	2% - 100%(59%)
Repossessed assets	1,557	Comparable Sales	Loss Severity Discount	46% - 46%(46%)

(1)	Carrying value approximates fair value.
(2)	Contract value approximates fair value.

The significant unobservable inputs used in the fair value measurement of Citizens’ recurring Level 3 securities are the liquidity and credit premiums and fail rate formula. A change in these inputs to a different amount would not result in a material change in fair value.

Note 11. Employee Benefit Plans

Pension and Postretirement Benefits. Citizens maintains a cash balance defined benefit pension plan. Pension retirement benefits are based on the employees’ length of service and salary levels. Under the defined benefit plan, employees are eligible for early retirement at age 55 with at least 3 years of service. It is Citizens’ policy to fund pension costs in an amount sufficient to meet or exceed the minimum funding requirements of applicable laws and regulations, plus such additional amounts as Citizens deems appropriate up to the level allowed by federal tax regulations. Actuarially determined pension costs are charged to current operations. Effective December 31, 2006, Citizens’ defined benefit pension plan was “frozen,” preserving prior earned benefits but discontinuing the accrual of further benefits. Citizens also maintains nonqualified supplemental benefit plans for certain former key employees. These plans are provided for by charges to earnings sufficient to meet the projected benefit obligation under applicable accounting standards. Benefits under the nonqualified supplemental plans are based primarily on years of service, age and compensation before retirement. The defined pension benefits provided under these plans are unfunded and any payments to plan participants are made by Citizens. Citizens’ postretirement benefit plan provides postretirement health and dental care to full-time employees who retired with eligibility for coverage based on historical plan terms. Current employees are not eligible to participate in the bank-subsidized retiree health and dental plan.

The estimated portion of balances included in accumulated other comprehensive income that have not been recognized prior to December 31 are presented below.

	Cumulative Balance
	at December 31,
(in thousands)	2012	2011
Defined Benefit Pension Plans
Prior service cost	$120	$147
Net actuarial loss	38,831	38,498

Unrecognized balance	38,951	38,645

Supplemental Pension Plans
Net actuarial loss	1,413	1,148

Unrecognized balance	1,413	1,148

Postretirement Benefit Plans
Prior service credit	(5,057)	(6,023)
Net actuarial gain	(1,582)	(1,609)

Unrecognized balance	(6,639)	(7,632)

Unrecognized net prior service credit	$(4,937)	$(5,876)
Unrecognized net actuarial loss	38,662	38,037

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs during 2013 are amortization of prior service credits and net losses of $0.9 million and $3.4 million, respectively.

The net actuarial gain or loss and prior service cost recognized in accumulated other comprehensive income are presented below.

	Qualified Pension		Non-Qualified		Postretirement
December 31,	Plan		Pension Plan		Health Plan		Total
(in thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Net prior service credit	$—	$—	$—	$—	$—	$(4,869)	$—	$(4,869)
Net loss (gain)	4,309	8,262	372	313	(185)	148	4,496	8,723

An actuarial measurement date of December 31 was utilized in the following table to determine the projected benefit obligations, fair value of plan assets, and accumulated benefit obligation.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
(in thousands)	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Projected benefit obligation, beginning of year	$79,917	$78,282	$5,472	$5,441	$2,089	$7,628
Interest cost	3,469	3,767	208	233	79	327
Participant contribution	—	—	—	—	155	403
Actuarial losses (gains)	8,034	3,951	373	313	(185)	148
Plan amendments	—	—	—	—	—	(4,869)
Curtailments	—	—	—	—	—	(571)
Benefits paid	(4,778)	(6,083)	(499)	(515)	(44)	(977)

Projected benefit obligation, end of year	$86,642	$79,917	$5,554	$5,472	$2,094	$2,089

Accumulated benefit obligation, end of year	$86,642	$79,917	$5,554	$5,472	$2,094	$2,089

Change in Plan Assets
Fair value of plan assets, beginning of year	$59,573	$65,658	$—	$—	$—	$—
Actual return on plan assets	7,949	(227)	—	—	—	—
Employer contribution	2,675	225	499	515	(111)	574
Participant contribution	—	—	—	—	155	403
Benefits paid	(4,778)	(6,083)	(499)	(515)	(44)	(977)

Fair value of plan assets, end of year	$65,419	$59,573	$—	$—	$—	$—

Reconciliation of Funded Status
Underfunded status of plan	$(21,223)	$(20,344)	$(5,554)	$(5,472)	$(2,094)	$(2,089)

Net amount recognized in the consolidated balance sheets	$(21,223)	$(20,344)	$(5,554)	$(5,472)	$(2,094)	$(2,089)

The change in projected benefit obligation for the Defined Benefit Pension Plan, is related to a decrease in the discount rate, partially offset by a small demographic gain and a decrease in the cash balance interest crediting rate. At December 31, 2012, the underfunded status of the Cash Balance Pension Plan for employees, the Supplemental Pension Plans, and the Retirement Health Plan is recognized in the consolidated balance sheet as an accrued liability. No plan assets are expected to be returned to Citizens during the year ending December 31, 2013.

Effective December 31, 2011, Citizens recognized the impact of a plan amendment based upon the implementation of a new Medicare Supplemental program for the postretirement plan participants. Additionally, this change resulted in the recognition of a curtailment benefit due to the elimination of a subsidy for a portion of the plan participants.

The components of net periodic benefit cost charged to operations each year for all plans follow.

(in thousands)	2012	2011	2010
Defined Benefit Pension Plans
Interest cost	$3,469	$3,767	$4,132
Expected return on plan assets	(4,224)	(4,083)	(4,814)
Amortization of unrecognized:
Prior service cost	26	26	26
Net actuarial loss	3,103	3,230	2,200

Net pension cost	2,374	2,940	1,544

Supplemental Pension Plans
Interest cost	208	233	264
Amortization of unrecognized:
Net actuarial loss	58	35	18

Net pension cost	266	268	282

Postretirement Benefit Plans
Interest cost	79	327	398
Curtailment gain	—	(571)	—
Amortization of unrecognized:
Prior service credit	(918)	(335)	(289)
Net actuarial gain	(180)	(143)	(199)

Net postretirement benefit cost	(1,019)	(722)	(90)

Total pension and postretirement benefit cost	1,621	2,486	1,736

Defined contribution retirement and 401(k) plans
Employer contributions	1,760	—	—

Total periodic benefit cost	$3,381	$2,486	$1,736

The assumptions used in determining the actuarial present value of the benefit obligations and the net periodic pension expense follow.

	Pension		Supplemental		Postretirement
	Benefits		Pension Plan		Benefits
	2012	2011	2012	2011	2012	2011
Assumptions used to compute projected benefit obligation
Discount rate	3.50%	4.50%	3.00%	4.00%	3.00%	4.00%

Assumptions used to compute net benefit costs
Discount rate	4.50	5.00	4.00	4.50	4.00	4.50
Expected return on plan assets	7.00	7.00	—	—	—	—

The projected benefit payments for the employee benefit plans over the next ten years follow.

	Defined Benefit	Supplemental	Postretirement	Total
(in thousands)	Pension Plan	Pension Plan	Benefit Plan	Benefits
2013	$5,058	$468	$199	$5,725
2014	5,424	457	197	6,078
2015	5,165	420	193	5,778
2016	5,257	406	188	5,851
2017	5,302	391	181	5,874
2018 to 2022	26,443	1,695	765	28,903

Total	$52,649	$3,837	$1,723	$58,209

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

Investment Policy and Strategy. Management’s investment policy and strategy for managing defined benefit plan assets is described as growth with income. Management analyzes the potential risks and rewards associated with the asset allocation strategies on a quarterly basis. Implementation of the strategies includes regular rebalancing to the target asset allocation. The target asset allocation mix remained at 60% equities and 40% fixed income debt securities and cash equivalents during 2012. The long-term rate of return expected on plan assets is finalized after considering long-term returns in the general market, long-term returns experienced by the assets in the plan, and projected plan expenses.

The plans’ target asset allocation and the actual asset allocation at December 31, 2012 are presented below.

	Target	Actual
	Allocation	Allocation
Asset Category:
Equity securities	60%	62%
Debt securities	34	34
Short-term pooled money fund	6	4

	100%	100%

The pension plan assets for which Citizens determines fair value include a short-term pooled money fund, equity, and fixed income securities, all of which fall into Level 2 in the fair value hierarchy at December 31, 2012. Citizens’ pension plan assets are invested solely in pooled separate account funds, which are managed by Prudential. The net asset values (NAV) are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding. The NAV’s unit price of the pooled separate accounts is not quoted on any market; however, the unit price is based on the underlying investments which are traded in an active market and are priced by independent providers. Citizens has evaluated their valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in Citizens’ principal markets. Further, Citizens has developed an internal, independent price verification function that performs testing on valuations received from third parties. There are no significant restrictions on Citizens’ ability to sell any of the investments in the pension plan.

The estimated fair values of Citizens’ pension plan assets follows.

		December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Asset Category:
Short-term pooled money fund	$2,718	$—	$2,718	$—
Equity securities
Large-cap	18,306	—	18,306	—
Mid-cap	4,785	—	4,785	—
Small-cap	6,847	—	6,847	—
International equity	10,508	—	10,508	—
Fixed income securities
Intermediate term fixed	22,255	—	22,255	—

Total	$65,419	$—	$65,419	$—

Citizens contributed $2.7 million in 2012 and anticipates contributing $1.2 million in 2013 as required under current funding regulations. Citizens anticipates making a contribution of $0.5 million to the nonqualified supplemental benefit plans during 2013. In addition, Citizens expects to pay $0.2 million in contributions to the postretirement healthcare benefit plan during 2013.

Prior service pension costs for the Citizens’ Cash Balance Pension plan are amortized on a straight-line basis over average remaining service period of employees expected to receive benefits under the plan. The annual amortization for the Postretirement Benefits Plans is calculated based on the average remaining lifetime of current retired participants. For the postretirement health care benefit plan, Citizens assumed an 8.8% annual health care cost trend rate for 2012, which grades down to the ultimate trend of 5.0% by 2032. This assumption can have a significant effect on the amounts reported. A one-percentage-point change in assumed health care trend rates would have the following effects:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total of service and interest cost components	$7	$(7)
Effect on the postretirement benefit obligation	207	(184)

Defined Contribution Retirement and 401(k) Plans. Substantially all employees are eligible to contribute a portion of their pre-tax salary to a defined contribution 401(k) savings plan. Citizens suspended the 401(k) matching funds and annual discretionary contributions during the third quarter of 2009. The Board of Directors approved the reinstatement of the 401(k) matching funds effective January 1, 2012. Contributions to the 401(k) savings plan are now matched 50% on the first 2% of salary deferred and 25% on the next 6% deferred. Under the elective contribution feature, Citizens contributed $1.8 million in 2012.

Note 12. Stock-Based Compensation

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, restricted stock awards, restricted stock units, and performance awards to employees and non-employee directors. A plan amendment and restatement was approved by shareholders on May 4, 2010 that increased the number of shares reserved under the plan to 2,400,000, removed the 200,000 share sublimit for grants other than stock options and made various other changes. At December 31, 2012, Citizens had 950,248 shares of common stock reserved for future issuance under the current plan.

Under the provisions of the grants made pursuant to the Stock Compensation Plan in 2012 and 2011, stock awards were divided between performance-based stock and time-based stock. The performance-based stock was measured against annual metrics over a two year period. The time-based stock will vest three years after the grant date. Once vested, these shares will remain nontransferable until the Holding Company has redeemed all or a portion of the Troubled Asset Relief Program (“TARP”) Preferred Stock issued to Treasury pursuant to the Capital Purchase Program. A prorated portion of the vested shares become transferable upon redemption of the TARP Preferred Stock based on a predefined schedule established by the Treasury.

The compensation cost for share-based awards is recognized over the requisite service period of the award. The requisite service period is presumed to be the stated vesting period or the estimated time that will be required to satisfy any performance conditions. Restricted shares are included in outstanding stock totals, and are entitled to receive dividends and have voting rights. Restricted stock units have no voting or dividend rights but have dividend equivalent rights entitling them to additional shares at the time the units are settled for common stock. There have been no options granted since 2006 and no recognized costs associated with stock options since 2009. Forfeited and expired options and forfeited shares of restricted stock become available for future grants.

The following table sets forth the total stock-based compensation expense resulting from stock options and restricted stock awards included in the Consolidated Statements of Operations.

(in thousands)	2012	2011	2010
Restricted stock compensation and restricted stock unit compensation	$3,737	$3,160	$2,193
Income tax benefit	(1,308)	(1,106)	(768)

Total stock-based compensation expense after income taxes	$2,429	$2,054	$1,425

New shares are issued when stock options are exercised. There were no stock options exercised during the years ended December 31, 2012, 2011, and 2010. Citizens presents excess tax benefits from the exercise of stock options, if any, as financing cash inflows and as operating cash outflows on the Consolidated Statements of Cash Flows.

The following table summarizes stock option activity.

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2010	306,675	$262.20
Forfeitures or Expirations	(78,366)	234.10

Outstanding at December 31, 2010	228,309	271.80
Forfeitures or Expirations	(53,305)	242.38

Outstanding at December 31, 2011	175,004	279.35
Forfeitures or Expirations	(57,794)	284.22

Outstanding at December 31, 2012	117,210	$276.94	1.0	$—

Exercisable	117,210	$276.94	1.0	$—

There were no stock options vested during 2012 and 2011. The fair value of options vested during 2010 was less than $0.1 million.

As of December 31, 2012, $5.7 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes restricted stock activity.

	Number of Shares	Weighted-Average Per Share Grant Date Fair Value
Restricted stock at January 1, 2010	61,876	$63.50
Granted	309,260	11.70
Vested	(30,729)	66.20
Forfeited	(29,407)	18.80

Restricted stock at December 31, 2010	311,000	13.30

Granted	594,620	8.05
Vested	(35,802)	24.46
Forfeited	(43,849)	11.36

Restricted stock at December 31, 2011	825,969	9.27

Granted	305,174	16.88
Vested	(86,685)	11.78
Forfeited	(40,494)	11.57

Restricted stock at December 31, 2012 (1)	1,003,964	$11.27

(1)	Includes 75,814 vested shares under restriction prohibiting sale until conditions are met, including two years from grant date and certain TARP payments are made.

The total fair value of restricted stock vested during 2012 was $1.4 million and $0.3 million for 2011 and 2010.

Note 13. Income Taxes

Significant components of income taxes from continuing operations are as follows.

(in thousands)	2012	2011	2010
Current tax (benefit) expense:
Federal	$10,899	$(12,750)	$12,337
State	(64)	(167)	(67)

Total current tax expense (benefit)	10,835	(12,917)	12,270
Deferred tax benefit	(10,974)	(25,911)	(52,009)
Valuation allowance	(272,870)	18,570	52,597

Total income tax (benefit) provision	$(273,009)	$(20,258)	$12,858

Generally, the calculation for the income tax provision (benefit) does not consider the tax effects of changes in OCI, which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a pre-tax loss from continuing operations and income in other components of the financial statements. In such a case, pre-tax income from other categories (such as changes in OCI) is included in the calculation of the continuing operations tax provision. For 2011, this resulted in an increase to the income tax benefit of $7.7 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Citizens’ deferred tax assets and liabilities as of December 31, 2012 and 2011 follow.

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses and other credit losses	$49,970	$72,843
Accrued postemployment benefits other than pensions	3,535	3,853
Deferred compensation	3,950	4,260
Accrued expenses	5,602	4,906
Loss carryforwards	220,481	231,616
Tax credit carryforwards	13,819	2,820
Minimum pension liability	12,835	11,992
Purchase accounting adjustments	2,215	4,032
Other deferred tax assets	5,180	7,620

Deferred tax assets	317,587	343,942

Deferred tax liabilities:
Pension	7,557	7,437
Basis difference in FHLB stock	2,668	2,663
Tax deductible goodwill	15,253	14,933
Unrealized gains on securities and derivatives	18,192	21,330
Other deferred tax liabilities	1,026	1,028

Deferred tax liabilities	44,696	47,391

Net deferred tax assets	272,891	296,551
Valuation allowance	—	(311,484)

Net deferred tax asset (liabilities)	$272,891	$(14,933)

At December 31, 2012, the carrying values of certain loss carryforwards include a cumulative reduction of $39.1 million to reflect their estimated realizability at year end. This adjustment was required due to limitations imposed by Section 382 of the Internal Revenue Code as further discussed below.

At December 31, 2012, taking into account the above noted reduction, Citizens had gross federal loss carryforwards of $618.0 million that expire in 2028 through 2032, gross state loss carryforwards of $81.8 million that expire in 2014 through 2027, and $13.6 million of federal alternative minimum tax credits with an indefinite life. The gross loss carryforward contains $0.2 million that relates to unrealized excess benefits on stock-based compensation for which a tax benefit will be recorded to shareholders’ equity when utilized.

In assessing whether or not some or all of our deferred tax assets are more likely than not to be realized in the future, we consider all available positive and negative evidence, including projected future taxable income, tax planning strategies and recent financial operations. Based on an evaluation of the then-available positive and negative evidence, Citizens determined it was appropriate to establish a full valuation allowance on our deferred tax asset as of December 31, 2008. At that time, and in subsequent quarters, negative evidence, including a recent cumulative history of operating losses, outweighed the positive evidence.

However, at June 30, 2012, the positive evidence outweighed the negative evidence and Citizens determined that a deferred tax asset valuation allowance was no longer necessary. The significant positive evidence in our analysis included: five consecutive quarters of profitability, termination of the written agreement with our primary regulators, improved capital levels, solid credit metrics, strong deposit mix, reduced regulatory risk, and a stabilizing economy.

At December 31, 2012, the positive evidence above including, now, seven consecutive quarters of profitability, continues to exist and outweigh the negative evidence. Therefore, management has determined that no valuation allowance is necessary at December 31, 2012.

The deferred tax assets continue to be analyzed quarterly for changes affecting realizability and the valuation allowance may be adjusted in future periods accordingly. The ultimate realization of these deferred tax assets is primarily dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based on an estimate of future results. Differences between anticipated and actual outcomes of these future tax consequences could have an impact on Citizens’ consolidated results of operations or financial position.

During 2009, Citizens incurred an ownership change within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $17.7 million on the amount of certain loss carryforwards that may be used.

Citizens’ effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

(in thousands)	2012	2011	2010
Tax at federal statutory rate (35%) applied to income before income taxes	$34,743	$(4,757)	$(96,686)
Increase (decrease) in taxes resulting from:
Tax method change	—	(12,794)	—
Tax-exempt income	(3,769)	(4,531)	(6,387)
Officers life insurance	(1,479)	(1,474)	(1,277)
Section 382 limitations	6,344	—	—
Change in valuation allowance	(311,484)	2,381	112,821
Other	2,636	917	4,387

Total income tax (benefit) provision	$(273,009)	$(20,258)	$12,858

In December 2010, Citizens filed a request with the Internal Revenue Service (“IRS”) to change its tax accounting method related to bad debts. The IRS approved the request in June 2011, which allowed Citizens to change its current method of recording tax bad debts from the book conformity method to a new specific charge-off method.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows.

(in thousands)	2012	2011	2010
Balance at January 1	$243	$326	$1,522
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	(430)
Reductions due to the statute of limitations	(84)	(83)	(766)
Settlements	—	—	—

Balance at December 31	$159	$243	$326

The entire amount of unrecognized tax benefits would affect Citizens’ effective tax rate if recognized. It is Citizens’ policy to recognize interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts. Accrued interest was $0.1 million as of December 31, 2012 and 2011. Citizens accrued no interest in 2012 and recognized $0.1 million benefit of interest in 2011. Citizens does not believe it is reasonably possible that unrecognized tax benefits will significantly change within the next 12 months.

During 2010, Citizens settled its 2006 through 2008 federal examinations and recognized a tax benefit of $0.5 million.

Citizens and its subsidiary file U.S. federal income tax returns, as well as various returns in the states where its banking offices are located. The following tax years remain subject to examination as of December 31, 2012.

Jurisdiction	Tax Years
Federal	2009 - 2012
State	2008 - 2012

Note 14. Shareholders’ Equity and Earnings Per Common Share

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

During the first quarter of 2010, Citizens suspended quarterly cash dividend payments on its fixed-rate cumulative perpetual preferred stock, TARP Preferred Stock, issued to and owned by the U.S. Department of the Treasury as part of the Treasury’s Capital Purchase Program. Citizens has both the intent and ability in the future to pay these dividends and therefore accrues for this obligation. Citizens is currently in arrears in the amount of $48.5 million and $31.5 million with the dividend payments on the TARP Preferred Stock as of December 31, 2012 and 2011, respectively.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows.

(in thousands, except per share amounts)	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$372,275	$6,667	$(289,104)
Loss from discontinued operations (net of income tax)	—	—	(3,821)

Net income (loss)	372,275	6,667	(292,925)
Dividend on redeemable preferred stock	(24,347)	(22,985)	(21,685)

Income (loss) attributable to common shareholders	347,928	(16,318)	(314,610)
Net income allocated to participating securities	8,134	—	—

Net income after allocation to participating securities	$339,794	$(16,318)	$(314,610)

Denominator:
Weighted average shares outstanding	40,420	40,053	39,615
Less: participating securities included in weighted average shares outstanding	(945)	(631)	(223)

Weighted average shares outstanding for basic and dilutive earnings per common share	39,475	39,422	39,392

Basic income (loss) per common share from continuing operations	$8.61	$(0.41)	$(7.89)
Diluted income (loss) per common share from continuing operations	8.61	(0.41)	(7.89)

Basic loss per common share from discontinued operations	$—	$—	$(0.10)
Diluted loss per common share from discontinued operations	—	—	(0.10)

Basic income (loss) per common share	$8.61	$(0.41)	$(7.99)
Diluted income (loss) per common share	8.61	(0.41)	(7.99)

Stock Repurchase Program: Citizens purchased shares under a board approved stock repurchase program initiated in October 2003. This program authorizes Citizens to repurchase up to 300,000 shares. 124,115 shares remain available for repurchase under the program. There were no shares purchased under this plan in 2010, 2011, or 2012. Shares deemed purchased in connection with the exercise of certain employee stock options and the vesting of certain share awards were not part of the repurchase program. In 2012 and 2011, Citizens purchased 26,707 and 1,684 shares, respectively, primarily in connection with taxes due from employees as a result of the vesting of certain share awards.

The components of accumulated other comprehensive income (loss), net of tax, are presented below.

(in thousands)	Net unrealized gain (loss) on investments	Net unrealized gain (loss) on derivative instruments	Pension and post-retirement	Total
Balance at January 1, 2010	$10,593	$13,089	$(30,775)	$(7,093)
Other comprehensive income (loss):
Net unrealized gain on securities available for sale net of tax effect of $1,715	5,585	—	—	5,585
Reclassification adjustment for net gain on securities included in net income	(13,896)	—	—	(13,896)
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($912)	1,693	—	—	1,693
Amortization of unrealized loss on securities transferred from available for sale to held to maturity, net of tax effect of $6	(12)	—	—	(12)
Net unrealized loss on qualifying cash flow hedges	—	(5,721)	—	(5,721)
Net change in unrecognized pension and postretirement costs	—	—	(712)	(712)

Other comprehensive loss total	(6,630)	(5,721)	(712)	(13,063)

Balance at December 31, 2010	$3,963	$7,368	$(31,487)	$(20,156)

Other comprehensive income (loss):
Net unrealized gain on securities available for sale net of tax effect of ($5,520)	10,349	—	—	10,349
Net unrealized gain on securities transferred from available for sale to held to maturity, net of tax effect of ($6,479)	12,032	—	—	12,032
Amortization of unrealized loss on securities transferred from available for sale to held to maturity, net of tax effect of $1,365	(2,535)	—	—	(2,535)
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $2,603	—	(4,834)	—	(4,834)
Net change in unrecognized pension and postretirement costs, net of tax effect of $364	—	—	(676)	(676)

Other comprehensive income (loss) total	19,846	(4,834)	(676)	14,336

Balance at December 31, 2011	$23,809	$2,534	$(32,163)	$(5,820)

Other comprehensive income (loss):
Net unrealized gain on securities available for sale net of tax effect of ($2,059)	3,824	—	—	3,824
Amortization of unrealized loss on securities transferred from available for sale to held to maturity, net of tax effect of $2,524	(4,687)	—	—	(4,687)
Net unrealized loss on qualifying cash flow hedges, net of tax effect of $2,674	—	(4,966)	—	(4,966)
Net change in unrecognized pension and postretirement costs, net of tax effect of $842	—	—	(1,564)	(1,564)

Other comprehensive income (loss) total	(863)	(4,966)	(1,564)	(7,393)

Balance at December 31, 2012	$22,946	$(2,432)	$(33,727)	$(13,213)

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

•

Regional Banking —Regional Banking provides a wide range of lending, depository, and other related financial services to both individual consumers and businesses. The products and services offered to consumer clients include: direct loans, home equity loans and lines of credit, checking, savings and money market accounts, certificates of deposit, and fixed and variable annuities, as well as private banking services for affluent clients. Citizens partners with outside providers to offer consumer clients the availability of nationwide ATM, debit, and credit card networks as well as mortgage origination services. The transaction-based income and expense associated with these services are included in Regional Banking. The products and services offered to commercial and industrial clients include: term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, letters of credit, and small business loans. Noncredit services for commercial clients include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and discounted brokerage services.

•

Specialty Consumer— Specialty Consumer includes the indirect consumer and the residential mortgage portfolios. The indirect lending team partners with dealerships mostly across the Midwest and adjacent states to provide primarily marine and recreational vehicle loans to consumers. As nearly all of new mortgage volume is originated through the Regional Banking delivery channel and sold into the secondary market, the residential mortgage loan portfolio residing in Specialty Consumer consists primarily of historical loan production as well as the minimal new production that is retained.

•

Specialty Commercial—Specialty Commercial provides a full range of lending, depository, and related financial services to commercial real estate developers, owners of multi-unit commercial properties, and middle-market companies. Products and services offered include commercial mortgages, term loans, revolving credit arrangements, letters of credit, inventory and accounts receivable financing, and leveraged cash flow lending. Noncredit services for these customers include deposit accounts, treasury management, corporate cash management, international banking services, advice and assistance in the placement of securities, and financial planning.

•

Wealth Management—Wealth Management offers a broad array of asset management, financial planning, estate settlement and trust administration, credit and deposit products and services. Retirement plan services focus on investment management and fiduciary activities with special emphasis on 401(k) plans.

•

Other— The Other line of business includes activities that are not directly attributable to one of the primary business lines. Included in this category are the Holding Company; shared services unit; Citizens’ treasury unit, including the securities portfolio, short-term borrowing and asset/liability management activities; inter-company eliminations; and the economic impact of certain assets, capital and support functions not specifically identifiable with the four primary lines of business.

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

Line of Business Information
(in thousands)	Regional Banking	Specialty Consumer	Specialty Commercial	Wealth Mgmt	Other	Total
Earnings Summary—2012

Net interest income (loss) (taxable equivalent)	$208,880	$37,059	$65,042	$116	$(4,250)	$306,847
Provision for loan losses	26,836	13,640	(17,272)	—	—	23,204

Net interest income (loss) after provision	182,044	23,419	82,314	116	(4,250)	283,643
Noninterest income	68,440	677	2,640	14,602	5,961	92,320
Noninterest expense	201,691	17,181	12,551	9,858	29,341	270,622

Income (loss) before income taxes	48,793	6,915	72,403	4,860	(27,630)	105,341
Income tax expense (benefit) (taxable equivalent)	17,077	2,420	25,341	1,700	(313,472)	(266,934)

Net income	31,716	4,495	47,062	3,160	285,842	372,275
Average assets (in millions)	$2,984	$1,581	$1,214	$22	$3,769	$9,570

Earnings Summary—2011
Net interest income (taxable equivalent)	$216,660	$37,596	$48,806	$458	$17,071	$320,591
Provision for loan losses	69,389	28,076	41,343	—	—	138,808

Net interest income after provision	147,271	9,520	7,463	458	17,071	181,783
Noninterest income	71,006	1,486	4,272	15,102	3,391	95,257
Noninterest expense	217,207	18,438	15,843	10,042	21,620	283,150

Income (loss) before income taxes	1,070	(7,432)	(4,108)	5,518	(1,158)	(6,110)
Income tax expense (benefit) (taxable equivalent)	375	(2,601)	(1,438)	1,931	(11,044)	(12,777)

Net income (loss)	$695	$(4,831)	$(2,670)	$3,587	$9,886	$6,667

Average assets (in millions)	$3,273	$1,636	$1,089	$18	$3,654	$9,670

Earnings Summary—2010
Net interest income (loss) (taxable equivalent)	$256,029	$35,959	$62,364	$637	$(15,343)	$339,646
Provision for loan losses	122,921	84,842	185,119	—	—	392,882

Net interest income (loss) after provision	133,108	(48,883)	(122,755)	637	(15,343)	(53,236)
Noninterest income	70,433	(2,021)	(13,321)	15,660	23,908	94,659
Noninterest expense	211,086	18,814	15,996	12,119	49,072	307,087

Income (loss) before income taxes	(7,545)	(69,718)	(152,072)	4,178	(40,507)	(265,664)
Income tax expense (benefit) (taxable equivalent)	(2,641)	(24,402)	(53,225)	1,462	102,246	23,440

Net income (loss) from continuing operations	(4,904)	(45,316)	(98,847)	2,716	(142,753)	(289,104)
Income (loss) from discontinued operations	858	(129)	175	95	(4,820)	(3,821)

Net income (loss)	$(4,046)	$(45,445)	$(98,672)	$2,811	$(147,573)	$(292,925)

Average assets (in millions)	$4,091	$1,807	$1,552	$15	$3,641	$11,106

Note 16. Commitments, Contingent Liabilities and Guarantees

Commitments. The Consolidated Financial Statements do not reflect various loan commitments (unfunded loans and unused lines of credit) and letters of credit originated in the normal course of business. Loan commitments are made to accommodate the financial needs of clients. Generally, new loan commitments do not extend beyond 90 days and unused lines of credit are reviewed at least annually. Letters of credit guarantee future payment of client financial obligations to third parties. They are normally issued for services provided or to facilitate the shipment of goods, and generally expire within one year. Both arrangements have essentially the same level of credit risk as that associated with extending loans to clients and are subject to Citizens’ normal credit policies. Inasmuch as these arrangements generally have fixed expiration dates or other termination clauses, most expire unfunded and do not necessarily represent future liquidity requirements. Collateral is obtained based on management’s assessment of the client and may include receivables, inventories, real property and equipment.

Amounts available to clients under loan commitments and letters of credit follow.

	December 31,
(in thousands)	2012	2011
Loan commitments and letters of credit:
Commitments to extend credit	$961,419	$932,435
Asset-based lending participations	104,518	151,194
Financial standby letters of credit	88,550	125,401
Performance standby letters of credit	1,756	3,571
Deferred standby letter of credit fees	708	1,123

At December 31, 2012 and December 31, 2011, a liability of $1.9 million was recorded for probable losses on commitments to extend credit. In accordance with applicable accounting standards related to guarantees, Citizens defers fees collected in connection with the issuance of standby letters of credit. The fees are then recognized in income proportionately over the life of the standby letter of credit agreement.

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

Prior to June 2008, when Citizens sold its residential mortgage originations to several secondary market participants, it made various standard representations and warranties. The specific representations and warranties made by Citizens depended on the nature of the transaction and the requirements of the buyer. In the event of a breach of the representations and warranties, Citizens may be required to either repurchase the mortgage loans (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify the investor. During both 2012 and 2011, Citizens repurchased $6.2 million and $2.2 million of loans, respectively, pursuant to such provisions. Citizens recorded $6.4 million and $4.3 million in 2012 and 2011, respectively, in Other Expense on the Consolidated Statements of Operations related to repurchasing or indemnifying such loans.

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

	Other Assets		Other Liabilities
(in thousands)	2012	2011	2012	2011
Derivatives designated as hedging instruments Interest rate products	$1,110	$3,791	$6,979	$2,317
Derivatives not designated as hedging instruments Interest rate products	13,425	17,088	13,964	17,614

Total derivatives	$14,535	$20,879	$20,943	$19,931

Cash Flow Hedges of Interest Rate Risk

Citizens’ objectives in using cash flow hedges is to add stability to net interest income through managing its income exposure to changes in market interest rates. To accomplish this objective, Citizens uses interest rate caps and swaps as part of its interest rate risk management strategy. Citizens had twelve interest rate caps and swaps with an aggregate notional amount of $385.0 million at December 31, 2012 and December 31, 2011 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The net unrealized loss in accumulated other comprehensive income related to the effective portion of the changes of the fair value of derivatives was $11.2 million and $3.6 million at December 31, 2012 and December 31, 2011, respectively. During 2012 and 2011, such derivatives were used to hedge the variable cash inflows and outflows associated with existing pools of prime and LIBOR-based loan assets and liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during 2012 and 2011.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on Citizens’ variable-rate assets. During the years ended December 31, 2012 and 2011, Citizens accelerated the reclassification of unrealized gains in accumulated other comprehensive income of less than $0.1 million and $0.7 million, respectively, to earnings as a result of the hedged forecasted transactions becoming probable not to occur. During the next twelve months, Citizens estimates that $2.7 million will be reclassified as an increase to interest expense and there will be no reclassification to interest income.

The following tables summarize the impact of cash flow hedges on the Consolidated Financial Statements.

	Derivative Impact on OCI (loss) gain					Derivative Ineffectiveness gain
Derivatives Relationship (in thousands)	Recognized in OCI		Location Reclassified in Statement of Operations	Reclassified from Accumulated OCI into Statement of Operations		Location Recognized in Statement of Operations	Amount
	2012	2011		2012	2011		2012	2011
Cash flow hedges:
			Interest income	$406	$2,532
			Interest expense	(2,505)	—
Interest rate products	$(9,732)	$(4,171)	Other income	6	735	Other income	$—	$—

Total	$(9,732)	$(4,171)		$(2,093)	$3,267		$—	$—

Fair Value Hedges of Interest Rate Risk

Citizens is exposed to changes in the fair value of certain of its fixed-rate assets and liabilities due to changes in market interest rates. Citizens utilizes derivatives designated as fair value hedges to mitigate this market value risk. As of December 31, 2012 and 2011, Citizens does not have any transactions designated as fair value hedges.

For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Citizens includes the gain or loss on the hedged items in the same line item in the Statement of Operations as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2012, Citizens did not recognize any gains in interest expense related to hedge ineffectiveness. Citizens recognized gains of $0.7 million in interest expense related to hedge ineffectiveness for the year ended December 31, 2011. Citizens recognized no net reduction to interest expense during the year ended December 31, 2012. Citizens recognized a net reduction to interest expense of $0.9 million for the year ended December 31, 2011, which includes net settlements on the derivatives and any amortization adjustment in the basis of the hedged items. In addition, during the years ended December 31, 2012 and 2011, Citizens recognized a net reduction to interest expense of $0.6 million and $0.8 million, respectively, related to the amortization adjustment of the basis in the hedged items that were in a hedging relationship with hedges that were terminated.

The following table summarizes the impact of fair value hedges on the Consolidated Financial Statements.

	Derivative Contract Loss			Hedged Item Gain
Derivatives Relationship (in thousands)	Location in Statement of Operations	2012	2011	Location in Statement of Operations	2012	2011
Fair value hedges:
Interest rate products	Interest expense	$—	$(1,107)	Interest expense	$—	$1,818

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

Those derivatives are simultaneously hedged by offsetting derivatives that Citizens executes with a third party, such that Citizens minimizes its net risk exposure resulting from such transactions. As of December 31, 2012 and 2011, Citizens had 134 derivative transactions with an aggregate notional amount of $523.4 million and 156 derivative transactions with an aggregate notional amount of $527.4 million, respectively, related to this program.

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Financial Statements.

Derivatives Relationship	Location of (Loss) Gain Recognized in Statement of	Amount of Loss Recognized in Statement of Operations
(in thousands)	Operations	2012	2011
Derivatives not designated as hedges Interest rate products	Other income	$(12)	$(412)

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

As of December 31, 2012, the fair value of derivatives in a net liability position with all counterparties, which includes accrued interest, but excludes any adjustment for nonperformance risk related to these agreements was $19.8 million. As of December 31, 2012, Citizens had minimum collateral posting with its derivative counterparties and assigned collateral of $28.6 million. If credit risk related contingent features underlying these agreements had been triggered as of December 31, 2012, Citizens would not have been required to pledge additional collateral.

In addition, if Citizens’ credit rating is reduced below investment grade, then a termination event is deemed to have occurred with one of its counterparties and the counterparty has the right to terminate all affected transactions under the related agreement. Citizens has breached these provisions with respect to a Moody’s rating below investment grade at August 6, 2009 and may be required to settle its obligations under the agreement at the termination value. Citizens may be required to pay additional amounts due in excess of amounts previously posted as collateral. As of December 31, 2012, the termination value approximated $5.2 million.

Citizens does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting agreement. Citizens has the right to reclaim collateral assigned of $28.6 million.

Note 18. Regulatory Matters

Citizens Bank is required to maintain a combination of cash on hand and non-interest-bearing deposits with the Federal Reserve Bank (“FRB”) to meet regulatory reserve requirements. These reserve balances vary depending upon the level of client deposits. During 2012 and 2011, the average reserve balances were $72.9 million and $37.0 million, respectively.

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

During 2010, in consultation with the Federal Reserve Bank of Chicago as required by regulatory policy, Citizens decided to defer regularly scheduled quarterly interest payments on its outstanding junior subordinated debentures relating to its two trust preferred securities and to suspend quarterly cash dividend payments on its TARP Preferred Stock issued to Treasury under its Capital Purchase Program. During the fourth quarter of 2012 Citizens began paying interest on the 2003 Debenture held by its Statutory Trust I including deferred interest and interest accrued on the deferred interest. During the first quarter of 2013 Citizens will begin paying interest on it’s the 2006 Debenture held by its Citizens Funding Trust I including paying all previously deferred interest and interest accrued on the deferred interest. Citizens will resume paying on the normal quarterly payment dates going forward. Dividends for Citizens TARP Preferred Stock, including deferred dividends are expected to be paid as part of the completion of a merger with FirstMerit Corporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). As of December 31, 2012, the Bank met all applicable capital adequacy requirements.

As of December 31, 2012, the Bank’s and the Holding Company’s capital ratios exceeded well capitalized levels under the regulatory framework for prompt corrective action. The table below sets forth the Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios for the Holding Company and the Bank. There are no conditions or events since December 31, 2012 that management believes would cause Citizens to fall below the well capitalized level.

	Actual		Adequately Capitalized			Well Capitalized
(in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
Citizens Republic Bancorp
As of December 31, 2012:
Total Capital to risk weighted assets (1)	$963,901	17.0%	$454,343	≥	8.0%	$567,929	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	892,394	15.7	227,171	≥	4.0	340,757	≥	6.0
Tier 1 Leverage (2)	892,394	10.0	358,663	≥	4.0	448,329	≥	5.0
As of December 31, 2011:
Total Capital to risk weighted assets (1)	$849,605	14.8%	$457,867	≥	8.0%	$572,333	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	773,337	13.5	228,933	≥	4.0	343,400	≥	6.0
Tier 1 Leverage (2)	773,337	8.4	366,145	≥	4.0	457,682	≥	5.0
Citizens Bank
As of December 31, 2012:
Total Capital to risk weighted assets (1)	$962,974	17.0%	$454,032	≥	8.0%	$567,541	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	891,521	15.7	227,016	≥	4.0	340,524	≥	6.0
Tier 1 Leverage (2)	891,521	10.0	358,233	≥	4.0	447,791	≥	5.0
As of December 31, 2011:
Total Capital to risk weighted assets (1)	$843,417	14.8%	$457,197	≥	8.0%	$571,497	≥	10.0%
Tier 1 Capital to risk weighted assets (1)	770,707	13.5	228,599	≥	4.0	342,898	≥	6.0
Tier 1 Leverage (2)	770,707	8.4	365,736	≥	4.0	457,170	≥	5.0

(1)

Total Capital is comprised of Tier 1 Capital, a portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 Capital is calculated as follows: total shareholders’ equity + trust preferred securities—goodwill—accumulated other comprehensive income (loss)—disallowed portion of deferred tax asset—other intangible assets.

(2)	Tier 1 Capital to quarterly average assets.

Note 19. Citizens Republic Bancorp (Parent Only) Statements

Balance Sheets

Citizens Republic Bancorp (Parent Only)

	December 31,
(in thousands)	2012	2011
Assets
Cash	$5,270	$3,625
Money market investments	76,482	58,321
Investment securities	618	1,330
Investment in subsidiaries—principally banks	1,179,053	852,663
Goodwill	238,077	238,077
Other assets	31,693	6,641

Total assets	$1,531,193	$1,160,657

Liabilities and Shareholders’ Equity
Long-term debt	$91,703	$91,552
Other liabilities	68,985	49,568

Total liabilities	160,688	141,120
Shareholders’ equity	1,370,505	1,019,537

Total liabilities and shareholders’ equity	$1,531,193	$1,160,657

Statements of Operations

Citizens Republic Bancorp (Parent Only)

(in thousands)	2012	2011	2010
Income
Dividends from subsidiaries	$25,000	$—	$—
Interest on taxable investment securities	688	545	284
Interest from bank subsidiary	160	214	1,830
Service fees from bank subsidiaries	—	—	14,438
Other	564	(387)	884

Total	26,412	372	17,436

Expenses
Interest	6,499	6,391	6,190
Salaries and employee benefits	3,632	2,747	16,499
Service fees paid to bank subsidiaries	608	602	955
Other noninterest expense	6,790	1,639	1,507

Total	17,529	11,379	25,151

Loss before income taxes and equity in undistributed earnings of subsidiaries	8,883	(11,007)	(7,715)
Income tax benefit	29,824	664	1,715
Equity in undistributed earnings (loss) of subsidiaries	333,568	17,010	(283,104)

Income (loss) from continuing operations	372,275	6,667	(289,104)
Loss from discontinued operations (net of income tax)	—	—	(3,821)

Net Income (loss)	372,275	6,667	(292,925)

Dividend on redeemable preferred stock	(24,347)	(22,985)	(21,685)

Income (loss) attributable to common shareholders	$347,928	$(16,318)	$(314,610)

Statements of Cash Flows

Citizens Republic Bancorp (Parent Only)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Operating Activities
Net income (loss)	$372,275	$6,667	$(292,925)
Less: Loss from discontinued operations, net of income tax	—	—	(3,821)

Income (loss) from continuing operations	372,275	6,667	(289,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (decrease) increase in deferred tax asset valuation allowance	(29,336)	1,655	1,733
Net decrease (increase) in current and deferred income taxes	4,054	(9,097)	2,253
Increase in long term debt interest	2,581	4,934	—
Increase in pension non-qualified	250	60	160
Recognition of stock-based compensation expense	3,510	3,008	2,086
(Increase) decrease in equity in undistributed net (loss)	—	—	—
income of subsidiaries	(333,568)	(17,010)	283,104
Other	(360)	1,309	1,417
Discontinued operations, net	—	—	5,934

Net cash provided (used) by operating activities	19,406	(8,474)	7,583

Investing Activities
Net (increase) decrease in money market investments	(18,152)	2,778	46,606
Proceeds from sales of investment securities	745	2,365	1,541
Net decrease in properties and equipment	82	—	—
Proceeds from sale of discontinued operations	—	—	48,331

Net cash (used) provided by investing activities	(17,325)	5,143	96,478

Financing Activities
Capital contribution to subsidiary bank	—	—	(100,000)
Shares purchased	(436)	(34)	(28)

Net cash used by financing activities	(436)	(34)	(100,028)

Net increase (decrease) in cash	1,645	(3,365)	4,033
Cash and due from banks at beginning of period	3,625	6,990	2,957

Cash and due from banks at end of period	$5,270	$3,625	$6,990

Note 20. Business Combination

On September 13, 2012, Citizens and FirstMerit Corporation (“FirstMerit”) announced the signing of an agreement and plan of merger, dated as of September 12, 2012 under which FirstMerit will acquire Citizens in a stock-for-stock merger transaction. Under the terms of the merger agreement, holders of Citizens’ common stock will receive a fixed 1.37 shares of FirstMerit common stock in exchange for each share of Citizens’ common stock.

Subject to receipt of requisite approvals, FirstMerit also expects to repay Citizens’ approximately $355 million of TARP preferred stock, which includes $55 million of estimated deferred dividends, held by the U.S. Treasury at closing. The merger has been unanimously approved by the Boards of Directors of both Citizens and FirstMerit and is subject to customary closing conditions, including receipt of regulatory approvals and approval by both companies’ shareholders. In 2012, Citizens recorded $5.0 million of merger-related expenses in professional services. The transaction is expected to close in the second quarter of 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Republic Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Republic Bancorp, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2013

SELECTED QUARTERLY INFORMATION (unaudited)

The table below sets forth selected quarterly financial information for each calendar quarter during 2012 and 2011.

Selected Quarterly Information

	2012				2011
(in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Interest income	$89,790	$92,915	$93,427	$95,797	$99,330	$101,475	$102,229	$104,785
Interest expense	16,620	17,110	17,747	19,678	21,281	22,634	24,623	26,171
Net interest income	73,170	75,805	75,680	76,119	78,049	78,841	77,606	78,614
Provision for loan losses (1)	4,314	5,195	5,299	8,397	15,007	17,481	17,596	88,724
Noninterest income (2)	22,024	23,710	22,345	24,240	24,363	24,427	23,325	23,143
Noninterest expense (1)(3)	65,128	72,055	66,339	67,101	66,640	65,411	69,444	81,656
Net income (loss) (4)	23,247	20,991	303,176	24,861	18,244	32,944	24,157	(68,678)
Dividend on redeemable preferred stock	(6,220)	(6,130)	(6,042)	(5,955)	(5,897)	(5,761)	(5,701)	(5,627)
Net income (loss) attributable to common shareholders(4)	17,027	14,861	297,134	18,906	12,347	27,183	18,456	(74,305)
Shares outstanding (end of period) (5)	40,497,890	40,508,823	40,504,637	40,247,241	40,260,213	40,255,758	40,251,874	39,778,255
Net Income (Loss) Per Common Share: (5)
Basic	$0.42	$0.37	$7.35	$0.47	$0.31	$0.68	$0.46	$(1.89)
Diluted	0.42	0.37	7.35	0.47	0.31	0.68	0.46	(1.89)

(1)	Decreases in Provision for loan losses in all quarters of 2012 was primarily a result of the continuing improvement of the credit metrics. Decreases in Provision for loan losses and Noninterest expense in the second, third, and fourth quarters of 2011 reflect the completion of our accelerated problem asset resolution efforts.
(2)	Noninterest income includes a fair-value adjustment on loans held for sale of $1.7 million and $0.9 million in the fourth and first quarters of 2012, respectively.
(3)	Noninterest expense includes fair-value adjustments on other real estate (“ORE”) of $0.9 million in the third quarter of 2012 and $1.1 million, $1.2 million, $1.4 million, and $9.1 million in the fourth, third, second and first quarters of 2011, respectively.
(4)	Net income (loss) includes merger-related expenses of $4.4 million and an income tax benefit of $276.8 million in the third and second quarters of 2012, respectively. The tax benefit for the second quarter of 2012 was primarily a result from the elimination of the valuation allowance against the deferred tax asset.
(5)	Number of shares and per share data were adjusted to reflect the 1-for-10 reverse stock split effective 7/1/11 and include participating shares which are restricted stock units and restricted shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2012, management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Corporation’s internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued a report on the Corporation’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting.”

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

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal

Control Over Financial Reporting

To the Board of Directors and the Shareholders of Citizens Republic Bancorp, Inc.

We have audited Citizens Republic Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citizens Republic Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Citizens Republic Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Citizens Republic Bancorp, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2013

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The name and age of each director, his or her business experience, and the year each became a director, according to information furnished by such directors, are set forth below. Each is a director of the Corporation and its subsidiary, Citizens Bank.

In September 2011, the U.S. Treasury, pursuant to the terms of Citizens’ TARP Preferred Stock, elected two directors to our board of directors as quarterly dividends had not been paid for more than six quarters. The Treasury has a right to elect such directors until all accrued and unpaid dividends have been paid. Ms. Champion and Mr. Fenimore, Jr. are the nominees elected to the board by Treasury. They will hold office until the next annual meeting and until their successors are elected and qualified, or until all dividends payable on all outstanding shares of the TARP Preferred Stock have been declared and paid in full.

Lizabeth A. Ardisana, 61, has served on our board since 2004. Ms. Ardisana has been the Chief Executive Officer and owner of ASG Renaissance, a technical and communications firm since 1994. Ms. Ardisana has extensive management and marketing experience as the founder of her own business. With her demonstrated leadership skills, business expertise and entrepreneurial spirit, Ms. Ardisana provides valuable management and financial insight to the board.

George J. Butvilas, 67, has served on our board since 2006. He has been the President and Chief Executive Officer of Quincy Hill Advisors, LLC, a financial services industry consulting firm, from 2007 to the present. He has served as Chairman of the Michigan Technological University Foundation since 1996. He also served as Vice Chairman of Republic Bancorp Inc. from 1999 to 2006. In his 35 years of service in the banking industry, Mr. Butvilas has served as Chief Executive Officer of D&N Financial Corporation, a publicly traded bank holding company, for 9 years, and as a chief operating officer, commercial banker, community banker and director. Mr. Butvilas brings strong financial and risk management expertise to the board and as Chairman of the risk management committee because of his extensive expertise in the banking and financial services industry, as well as institutional knowledge regarding the Republic portion of our business.

Madeleine L. Champion, 67, has served on our board since 2011. Ms. Champion is an international trade consultant for financial and non-financial institutions. She has more than 25 years of senior management experience in the banking industry and has served as President of the Bankers’ Association for Finance and Trade. Ms. Champion was Managing Director/Senior Vice President of international banking for JPMorgan Chase Bank, N.A. from 2004 through 2008 and Managing Director of emerging markets/international financial institutions for Banc One Capital Markets, Inc. from 2001 to 2004. She has also served as Senior Vice President, international financial institutions for Bank One from 1998 to 2001 and as Senior Vice President and head of global marketing and financial institutions for Bank One from 1997 to 1998. Ms. Champion has also held senior management positions for international banking operations for CoreStates Bank and Fidelity Bank from 1982 through 1997. Ms. Champion is also a director of Fresh Del Monte Produce, Inc. where she has served as an independent director since 2009.

Robert S. Cubbin, 55, has served on our board since 2008. Mr. Cubbin has been the President and Chief Executive Officer of Meadowbrook Insurance Group, Inc., a publicly traded risk management organization, specializing in specialty risk management solutions for agents, professional and trade associations, and small to medium-sized insureds, since May 2002 and has been a director since 1995. From February 1999 to May 2002, Mr. Cubbin served as the President and Chief Operating Officer of

Meadowbrook Insurance Group, Inc. Mr. Cubbin joined Meadowbrook Insurance Group, Inc. in 1987 as Vice President and General Counsel. Mr. Cubbin’s public company background and his extensive skills and experience pertaining to risk, capital, and financial management enable him to assist the board in assessing risk and developing capital planning strategies, which are particularly relevant in today’s financial services industry and is an “audit committee financial expert” as defined by applicable Commission rules.

William M. Fenimore, Jr., 69, has served on our board since 2011. Mr. Fenimore has more than 30 years of experience in the banking industry. His career included various senior management responsibilities with CoreStates Financial Corporation and its predecessor, where he worked for nearly 30 years. In 1994, he joined Meridian Bank where he served until 1996 as its group Executive Vice President, Chief Technology, and Strategic Planning Officer. He served from 1996 until 1999 as the Chief Executive Officer of Integrion Financial Network, an enterprise established by various large financial institutions to build and operate a common internet technology infrastructure to serve the e-commerce needs of financial services companies. From 2000 through 2003, Mr. Fenimore was President of Fenimore and Associates, a consulting company providing services in the areas of strategic positioning, organizational and financial structuring and strategic technology planning and operational management. In 2003, he became a managing partner at BridgeLink LLC, a Switzerland based firm providing capital raising and related advisory services to companies in the United States and Europe, where he served until 2011.

Gary J. Hurand, 66, has served on our board since 2006. Mr. Hurand has been the President of Dawn Donut Systems, Inc., a property development management company since 1988. Mr. Hurand, a successful business owner in the Michigan commercial real estate market, brings an entrepreneurial vision and valuable business and leadership skills to the board. Mr. Hurand also has public company board experience as a trustee of BRT Realty Trust for 20 years and as a director at Republic Bancorp Inc. for 16 years. With this background, Mr. Hurand provides the board with valuable insights regarding the current economic environment in Michigan.

Benjamin W. Laird, 63, has served on our board since 2001. Mr. Laird has been Of Counsel to the law firm of Godfrey & Kahn, S.C. since January 2008. He had been an attorney at Godfrey & Kahn, S.C. since 1985. Mr. Laird has also been a co-partner in Schoen-Laird Development, LLC, a real estate investment company since 1999. Mr. Laird has over 30 years of experience as an attorney practicing general business law representing large and small companies, including banks. Mr. Laird also has a long history of service on the board of directors of a paper converting machine company and various public and private financial institutions, which, together with his law practice, has given him valuable experience in corporate governance and oversight matters. As a Wisconsin resident and member of its business community, Mr. Laird provides a unique point of view with regard to our business in Wisconsin.

Stephen J. Lazaroff, 59, has served as a director on our board since 1997. Mr. Lazaroff has been the President of Diversified Precision Products, Inc., a special cutting tool manufacturer serving the automotive and hydraulic fittings industry, for 20 years. Mr. Lazaroff brings strong leadership management abilities to the board. His professional experience as a small business owner and manager allows him to provide the board with a solid understanding of business opportunities and customer views. He also has significant financial and operational expertise, which gives him unique oversight capabilities.

Cathleen H. Nash, 50, has served on our board since 2009. Ms. Nash has served as our President and Chief Executive Officer since February 2009 and was formerly our Executive Vice President responsible for regional banking from August 2007 to February 2009, and Executive Vice President and Head of Consumer Banking from July 2006 to August 2007. She was the director of Branch Banking at SunTrust Corporation from September 2003 to June 2006. Ms. Nash, as our current President and Chief Executive Officer, brings to the board extensive knowledge regarding the financial services industry and the current operational, economic and regulatory environment in which we operate, allowing her to provide critical insight into operational requirements and strategic planning. In that position, she is also able to promote the flow of information between the board and management and provide management’s perspective on issues facing the board.

Kendall B. Williams, 60, has served on our board since 1992. Mr. Williams is an attorney and counselor with The Williams Firm, P.C., which was established in 1997. Mr. Williams has over 35 years of experience as an attorney specializing in employment and labor law, general civil litigation, corporate law and municipal law. This expertise allows him to bring a unique and informed point of view with regard to management and human resources issues to the board. Furthermore, Mr. Williams’ legal experience allows him to make valuable contributions with regard to risk management and corporate governance issues.

James L. Wolohan, 61, has served on our board since 1997 and as the Chairman of our board since 2009. Mr. Wolohan has been President of Wolohan Investments, LLC, a financial investment company since January 2008. He served as Chairman of Wolohan Capital Strategies, a real estate and financial investment company from April 2006 to December 2007. Mr. Wolohan was formerly the President and Chief Executive Officer of Wolohan Lumber Co., a retailer of lumber, building materials and home improvement products from June 1987 to March 2006 and also served as Chairman of its board of directors for nine years. Wolohan Lumber was a public company until November 2003. Mr. Wolohan’s experience with Wolohan Lumber Co. has provided him with valuable financial and management expertise, as well as leadership abilities that are valuable to the board. Because of these skills and his ability to communicate and encourage discussion, Mr. Wolohan served as our lead independent director for four years and, beginning in May 2009, as our Chairman. He also brings strong accounting and financial skills to our audit committee and board.

The audit committee is comprised of the following directors: Robert S. Cubbin, chairman; Madeleine L. Champion, Gary J. Hurand, Benjamin W. Laird and James L. Wolohan. Our board of directors has determined that each of the members of the committee is “independent,” as defined in the applicable NASDAQ and Commission rules for audit committee members. Our board of directors has also determined that Mr. Cubbin is an “audit committee financial expert” as defined by applicable Commission rules and that each of the audit committee members satisfies all other qualifications for audit committee members set forth in the applicable NASDAQ rules.

Code of Ethics

We have a code of ethics that applies to all of our employees and directors. The code of ethics, as currently in effect (together with any amendments that may be adopted from time to time), is posted on the Corporate Governance page of the Investor Relations Section of our website at www.citizensbanking.com. In the future, to the extent any waiver is granted with respect to the code of ethics that requires disclosure under applicable Commission rules, we intend to post the waiver on the website at the address specified above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10% of the common stock, whom we refer to collectively as our reporting persons, are required to report their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established and pursuant to applicable rules, we are required to report any failure to file by these due dates. Based on certifications received from our reporting persons and on copies of the reports that they have filed with the Commission, all required reports of reporting persons have been timely filed with the Commission since the beginning of 2012.

Executive Officers

The following information is provided for those officers currently designated as executive officers by our board of directors.

Name	Age	Five-Year Business Experience	Year Became Executive Officer of the Corporation

Gerald D. Bettens	53	Executive Vice President and Chief Information Officer and Director of Operations of the Corporation and of Citizens Bank (July 2009 to present); Senior Vice President and Chief Information Officer of Citizens Bank (August 2007 to July 2009).	2009

Brian D.J. Boike	36	Senior Vice President and Treasurer of the Corporation and of Citizens Bank (October 2009 to present); Vice President and Asset Liability Manager of Citizens Bank (October 2005 to October 2009).	2009

Susan P. Brockett	63	Executive Vice President and Director of Corporate Human Resources of the Corporation and of Citizens Bank (February 2008 to present).	2008

Joseph C. Czopek	55	Senior Vice President and Controller of the Corporation and of Citizens Bank (July 2009 to present) and Principal Accounting Officer of the Corporation and of Citizens Bank (October 2009 to present); Vice President and Assistant Controller of Citizens Bank (March 2009 to July 2009); Chief Financial Officer of Ace Holding Company, LLC and Ace Mortgage Funding, LLC (July 2007 to November 2008)[1].	2009

Kenneth R. Duetsch, II	45	Executive Vice President and Director of Wealth Management of the Corporation and of Citizens Bank (August 2011 to present); Chief Investment Officer of Citizens Bank Wealth Management, N.A. (January 2008 to August 2011).	2011

(1)	Ace Holding Company, LLC and Ace Mortgage Funding, LLC filed a petition under Chapter 7 of the federal bankruptcy laws on November 5, 2008.

Name	Age	Five-Year Business Experience	Year Became Executive Officer of the Corporation

Stephen Figliuolo	56	Executive Vice President and Corporate Risk Officer of the Corporation and of Citizens Bank (May 2005 to present); Director of Core Sales Administration of the Corporation and of Citizens Bank (September 2009 to May 2010).	2005

Thomas W. Gallagher	60	Executive Vice President, General Counsel and Secretary of the Corporation and of Citizens Bank (June 2007 to present); General Counsel of the Corporation (August 1988 to present); Secretary of the Corporation (January 1989 to present).	1989

Raymond E. Green	59	Executive Vice President and Director of Corporate Banking of the Corporation (November 2011 to present); Head of Corporate Banking of Citizens Bank (May 2010 to November 2011); Director of Citizens Bank Business Finance (February 2009 to May 2010); Director of Marketing – Citizens Bank Business Finance (March 2006 to February 2009).	2011

Judith L. Klawinski	52	Executive Vice President and Director of Core Banking of the Corporation and of Citizens Bank (September 2009 to present); Executive Vice President and Director of Client Segmentation and Delivery of the Corporation and of Citizens Bank (February 2009 to September 2009); Senior Vice President and Head of Retail Delivery of the Corporation (July 2005 to February 2009).	2009

Lisa T. McNeely	53	Executive Vice President and Chief Financial Officer of the Corporation and of Citizens Bank (August 2010 to present); Executive Vice President and Interim Chief Financial Officer of the Corporation and of Citizens Bank (May 2010 to August 2010); Senior Vice President and Director of Credit Analytics of Citizens Bank (November 2008 to May 2010); Senior Vice President and Director of Consumer Administration and Sales Strategy of Citizens Bank (March 2005 to November 2008).	2010

Name	Age	Five-Year Business Experience	Year Became Executive Officer of the Corporation

Cathleen H. Nash	50	President, Chief Executive Officer and a Director of the Corporation and of Citizens Bank (February 2009 to present); Executive Vice President, Regional Banking of the Corporation (August 2007 to February 2009); Vice Chair of Regional Banking of Citizens Bank (August 2007 to February 2009).	2006

Louise N. O’Connell	53	Executive Vice President and General Auditor of the Corporation and of Citizens Bank (September 2009 to present); Senior Vice President and General Auditor of the Corporation and of Citizens Bank (November 2007 to September 2009).	2007

Mark W. Widawski	55	Executive Vice President and Chief Credit Officer of the Corporation and of Citizens Bank (February 2009 to present); Senior Vice President and Managing Director of Citizens Bank Business Finance (March 2006 to February 2009).	2009

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Key Highlights of 2012 Executive Compensation Decisions

In 2012, the Compensation Committee, and the board of directors made the following decisions with regard to executive compensation paid to the Named Executive Officers, or NEOs, listed in the Summary Compensation Table:

•	Did not increase the cash portion of base salaries for our Chief Executive Officer and Chief Credit Officer as such salaries were deemed to be market competitive;

•	Increased the cash portion of base salaries for our other NEOs to keep pace with competitive market pay levels;

•

Continued our practice of paying a portion of base salary in shares of our common stock for certain of our NEOs and increased the CEO’s stock salary in light of competitive market practice for other CPP banks;

•	Made long-term equity grants that comply with the CPP-related limitations and included an additional performance requirements to provide further incentive to improve our profitability;

•	Did not pay short-term incentive awards to our NEOs because of the CPP-related limitations; and

•	Determined that our executive compensation programs do not encourage our NEOs to take excessive and unnecessary risks that threaten the value of the Corporation.

Overview of Compensation Philosophy and Program

Our compensation philosophy is to provide a competitive total compensation program that enables us to attract, motivate and retain the talent needed during this challenging economic cycle. Our philosophy is supported by a program that motivates our executives to achieve strategic goals prudently and within acceptable risk tolerances while driving financial performance and generating long-term, sustainable shareholder value. While we remain committed to our philosophy, our ability to offer a traditional competitive total compensation program and reward financial performance results that drive shareholder value is limited because of our participation in the CPP. Despite the CPP-related restrictions, we continue to seek ways to reinforce our philosophy, and as a result placed additional performance restrictions on a portion of our long-term incentive grants and paid a portion of base salaries for certain NEOs in the form of common stock. The effect of our participation in the CPP on our executive compensation program is discussed in more detail in Item 11 “Executive Compensation – Compensation Discussion and Analysis – Capital Purchase Program” below. Our compensation philosophy is based primarily on the following objectives:

•	Pay executives for performance that is reflective of Citizens’ financial results and individual performance;

•	Align total compensation opportunity with shareholder interests;

•	Design a total compensation opportunity that is competitive and will attract, motivate and retain talent; and

•	Ensure appropriate risk mitigation measures are integrated into compensation programs and practices.

Our executive compensation objectives are achieved primarily through four elements:

•	Base salary;

•	Annual short-term, cash incentive awards (currently prohibited due to CPP-related limitations);

•	Long-term, typically equity-based awards; and

•	Employee and retirement benefits.

In making compensation decisions, the Compensation Committee considers each element of our compensation program individually and in relation to the total compensation of each executive officer. We believe that a significant portion of executive compensation should be in the form of performance-based long-term incentive grants. We believe this pay mix emphasizes both a short-term and a long-term perspective that is directly tied to shareholder value. The performance-based portion of compensation recognizes the significance of our executive officers’ contributions towards our overall financial performance.

Decisions about compensation of our executive officers are made by the Compensation Committee, all of the members of which are “independent” as defined under applicable NASDAQ rules or by the board of directors at the recommendation of the Compensation Committee. To help with its decision making each year, the Compensation Committee generally hires its own independent compensation consultant, who reports directly to the Compensation Committee. In 2012, the Compensation Committee retained Pearl Meyer and Partners as its independent compensation consultant. In light of the overwhelming shareholder support for our executive compensation practices expressed at last year’s annual meeting through the advisory vote on executive compensation, the Compensation Committee generally maintained our existing compensation program and philosophy in 2012.

The Compensation Committee, based on the recommendation of Pearl Meyer approved a peer group that was used for purposes of 2012 compensation decisions. The key considerations for peer group selection were industry, asset size, and region, in particular public commercial banks with assets from approximately half to two times our size. The result is a peer group of 24 banks, with Citizens positioned at approximately the median. Banks in the peer group include:

•   Associated Banc-Corp

•   Chemical Financial Corporation

•   Commerce Bancshares, Inc.

•   Community Bank Systems, Inc.

•   F.N.B. Corporation

•   First Commonwealth Financial Corporation

•   First Financial Bancorp

•   First Midwest Bancorp, Inc.

•   FirstMerit Corporation

•   Flagstar Bancorp, Inc.

•   Fulton Financial Corporation

•   MB Financial, Inc.

•   National Penn Bancshares, Inc.

•   NBT Bancorp, Inc.

•   Old National Bancorp

•   Park National Corporation

•   PrivateBancorp, Inc.

•   Signature Bank

•   Susquehanna Bancshares, Inc.

•   TCF Financial Corporation

•   UMB Financial Corporation

•   United Bankshares, Inc.

•   WesBanco, Inc.

•   Wintrust Financial Corporation

The Compensation Committee used this publicly reported compensation data from this peer group, and supplemented it with competitive market data prepared by Pearl Meyer that included broader financial industry surveys and data using similarly sized banks, for comparable executive roles. While the Compensation Committee relied primarily on the peer group data, the compensation survey data was also used as a secondary market reference. The Compensation Committee used this market data as reference for pay program decisions and to provide perspective for developing competitive compensation opportunities, to examine the appropriateness of executive pay levels and practices, to assess the pay and performance relationship for executives, to review practices and trends as they relate to executive compensation programs, and to make decisions on individual executive direct compensation opportunity levels.

We target our total direct compensation opportunities (which includes base salary, short-term incentive awards, and long-term incentive grants) for our executive officers to be at or around the market median. The Compensation Committee believes compensation opportunities at the market median provides competitive compensation to attract and retain our executive officers. The Compensation Committee may target total compensation above or below the market median for individual executives based upon individual roles, responsibilities, experience, contribution or other factors, but did not do so in 2012. We believe actual total direct compensation for each of our NEOs in 2012 was at or below the market median, due in part to compensation restrictions associated with our participation in the CPP.

Individual Performance Assessments

Each year, our chief executive officer reviews the performance of the other executive officers and assigns a performance rating to each executive officer based on the financial performance of the line of business, the unique contributions made to us and our need for the executive’s expertise. Additionally, executives are evaluated on core competencies that are used to evaluate all of our staff members. Our chief executive officer reviews the performance ratings with the chair of the board of directors, who attends Compensation Committee meetings. Our chief executive officer then makes recommendations regarding the total compensation for the executive officers to the Compensation Committee. Following a discussion of our chief executive officer’s recommendations and a review of the competitive market data, the Compensation Committee either approves the recommendations or adjusts total compensation as appropriate in its subjective judgment.

Ms. Nash’s performance as the chief executive officer is evaluated each year by the board of directors. The chair of the board of directors and the chair of the Compensation Committee solicit feedback regarding Ms. Nash’s performance from subordinates and meet with each of the other directors to evaluate Ms. Nash’s performance, based on the same core competencies and other factors on which our other executives are evaluated, as well as our financial performance. Ms. Nash also provides to the chair of the board of directors and the chair of the Compensation Committee a self-assessment of her performance. The chair of the board of directors and the chair of the Compensation Committee then prepare a performance review and summary to review with the board of directors. In making total compensation decisions regarding Ms. Nash, the Compensation Committee reviews the performance evaluation information, Ms. Nash’s self-assessment, the subordinate review, the recommendation of the chair of the board and the chair of the Compensation Committee, the peer group data and the competitive market data, and makes a recommendation for total compensation to our board of directors. After reviewing the information listed above in light of the Compensation Committee’s recommendation, the board of directors makes the final determination with regard to Ms. Nash’s total compensation.

Base Salary

We pay base salary as a fixed form of compensation to recognize our executive officers’ roles and individual performance. In order to attract and retain high performing executive officers, we believe our base salaries must be competitive with base salaries paid by our competitors, and appropriately reflect each executive’s experience, performance and contribution. As a result, we typically use the previously discussed market data along with the results of annual performance evaluations to determine base salary levels.

2012 Base Salary Determinations

Our continued participation in the CPP limits our ability to provide incentive-based compensation, thereby placing greater need and focus on ensuring base salaries provide fair and competitive pay. The Compensation Committee and the board of directors believe that base salary increases in the form of Stock Salary further align our executives’ interests with those of our shareholders, as a portion of their compensation would be directly tied to an increase or decrease in the price of our stock.

As a result of the process described in Item 11 “Executive Compensation – Compensation Discussion and Analysis – Individual Performance Assessment,” and for the reasons indicated above, the Compensation Committee and our board of directors renewed the Stock Salary grants in April 2012. Ms. McNeely, Mr. Widawski, and Ms. Klawinski received the same amount of Stock Salary as previous years. In light of the competitive market data and market practice for other CPP banks, the board of directors, at the recommendation of the Compensation Committee, increased the Stock Salary grant to Ms. Nash. Mr. Green was not previously granted Stock Salary and so was not part of the renewal in April 2012. Stock Salary will continue until the one year anniversary of the grant date unless the Compensation Committee determines to discontinue payment of Stock Salary.

Stock Salary is paid as part of each bi-weekly pay period for one year, with the number of shares determined by dividing the dollar amount of salary to be paid in stock for that pay period, net of applicable withholdings and deductions, by the reported closing price per share on the NASDAQ Capital Market on the pay date for such period. Unlike the Stock Salary grants made in 2010 and 2011, the Compensation Committee determined that the shares issued as Stock Salary pursuant to the 2012 grant, in conformity with CPP-related requirements and evolving market practice for other CPP banks, would be fully earned upon issuance and not forfeitable and not have an additional two-year transfer restriction.

Additionally, the Compensation Committee determined, based on the recommendation of Ms. Nash and taking into consideration competitive market data, that base salary increases in the form of cash were appropriate for Ms. McNeely, Ms. Klawinski, and Mr. Green in order to recognize their individual performance and maintain their salaries at competitive levels. Mr. Widawski did not receive an increase in his base salary because his base salary is somewhat higher than the median indicated by the competitive market data for his position, which the Compensation Committee believes is appropriate due to the importance of his role in managing our credit challenges during this economic cycle. With the aforementioned increases, Ms. McNeely’s, Ms. Klawinski’s and Mr. Green’s salaries approximate the median indicated by the competitive market data for their positions.

The board of directors, at the recommendation of the Compensation Committee, determined that there would be no increase in the cash portion of Ms. Nash’s base salary after considering the increase in Stock Salary and competitive market data for her position.

The table below sets forth the effect of the base salary determinations in 2012.

Current Named Executive Officer	Pre-April 2012 Cash Salary	April 2012 Cash Increase	Post April 2012 Cash Salary	Stock Salary Increase	Renewed Stock Salary	Total Cash And Stock Salary	Total Percent Increase
Cathleen H. Nash	$900,000	-0-	$900,000	$200,000	$200,000	$1,300,000	18.19%
Lisa T. McNeely	$335,000	$25,000	$360,000	-0-	$125,000	$485,000	5.43%
Mark W. Widawski	$360,000	-0-	$360,000	-0-	$60,000	$420,000	-0-
Judith L. Klawinski	$310,000	$40,000	$350,000	-0-	$40,000	$390,000	11.43%
Raymond E. Green	$300,000	$50,000	$350,000	-0-	-0-	$350,000	16.67%

Salaries for the NEOs are reflected in the salary column of the “Summary Compensation Table.”

Management Incentive Plan

Our Management Incentive Plan, or MIP, compensates executives, in cash, for the achievement of predetermined individual and corporate performance goals.

In view of our performance during the last several years and consistent with compensation limitations applicable to CPP participants, our NEOs and our next ten most highly compensated employees have not participated in the MIP. Despite our improved financial performance, our NEOs did not participate in the MIP in 2012 due to the CPP-related restrictions.

Cash Component of the 2009 Award

In January 2009, the Compensation Committee approved long-term incentive awards to our NEOs (except for Ms. McNeely and Mr. Green who were not executive officers at the time), which consisted of a cash component that would vest and be paid in three annual installments each January 29th beginning in 2010 as long as the Named Executive Officer remains employed with us. The table below shows the cash component of the award that was granted to our NEOs in 2009 and the final annual installment paid in 2012.

Named Executive Officer	2009 Total Cash Component	2012 Annual Cash Installment
Cathleen H. Nash	$300,000	$100,000
Lisa T. McNeely	-0-	-0-
Mark W. Widawski	$72,500	$24,167
Judith L. Klawinski	$80,000	$26,667
Raymond E. Green	-0-	-0-

Long-Term Incentive Compensation

2012 Long-Term Incentive Grants

We believe long-term equity based compensation encourages a long-term focus with regard to our financial success, aligns our executives’ interests with those of our shareholders by linking a portion of executive compensation directly to the changes in stock price, and helps support sound risk management practices as discussed in further detail in Item 11 “Executive Compensation – Compensation and Human Resources Committee Report” included below. Long-term equity awards are typically granted in the first part of the calendar year and are made under our Stock Compensation Plan.

With respect to grants of equity based compensation, as long as the preferred shares issued to Treasury under the CPP remain outstanding, we are limited in the amount of long-term restricted stock that may be paid to our NEOs and certain of our other most highly compensated employees. Long-term restricted stock grants cannot exceed one-third of the recipient’s total annual compensation, must have a minimum two-year vesting requirement, and will not become fully transferable while the TARP Preferred shares remain outstanding.

In April 2012, the Compensation Committee and the board of directors approved long-term incentive grants in the form of restricted stock and restricted stock units for our NEOs. In addition to the CPP-related restrictions noted above, forty percent of the long-term incentive grant made is subject to a pre-tax income performance condition designed to motivate our executives to focus on our profitability. To further encourage retention, the remaining sixty percent of the grant will vest in one installment three years after the grant date, rather than the two years required by the CPP-related compensation limits. The Compensation Committee and board of directors determined to make the long-term equity grants to the NEOs consistent with the maximum amount permitted under the CPP-related restrictions to maximize the motivational effect of the grants in view of the uniformly positive individual performance assessments and the additional performance-based conditions being imposed on a portion of the grants, and to keep pace, to the extent practical, with peer group compensation opportunity. The 2012 long-term equity grants made to our NEOs are listed in the table below.

Named Executive Officer	Performance-Based (at 100% of performance goal)	Time-Based

Cathleen H. Nash	15,411 shares of restricted stock	23,118 shares of restricted stock

Lisa T. McNeely	5,749 restricted stock units	8,625 restricted stock units

Mark W. Widawski	4,979 restricted stock units	7,469 restricted stock units

Judith L. Klawinski	4,623 restricted stock units	6,935 restricted stock units

Raymond E. Green	4,149 restricted stock units	6,224 restricted stock units

The performance-based portion of the grant is subject to achieving the pre-tax income target for fiscal years 2012 and 2013 combined.

Pre-Tax Income is determined by subtracting provision expense and noninterest expense from net interest income and then adding noninterest income. The pre-tax income target for 2012 and 2013 is $125,700,000. The target performance goals for both years are based on our internal budget goals and are reasonably attainable if we sustain our current performance throughout 2013.

The Compensation Committee determined that with Citizens’ return to continued profitability, Pre-Tax Income more accurately reflected an emphasis on revenue generation and profitability rather than Pre-Tax Pre-Provision Profit, which had been used as the basis for incentive awards during the past few years. PTPP is a performance measure used in times of major economic stress to better understand underlying performance trends and to focus effort on our underlying performance trends and the ability of our banking operations to generate revenue. As the most recent stressed economic cycle has significantly abated and the Company has returned to profitability, the Compensation Committee changed to a performance measure that is more appropriate to the current environment and would emphasize our focus on profitable revenue generation.

The payout threshold begins upon our attainment of 90% of the pre-tax income target. The maximum payout will be capped if our performance is equal to or greater than 140% of the pre-tax income target. The grants will be paid on a pro-rata basis if the pre-tax income target is between the threshold and the maximum. To the extent applicable, CPP-related restrictions may limit the number of restricted shares or restricted stock units the NEOs would receive. The table below shows how the grants would be earned at varying levels of performance.

Performance as a % of Pre-Tax Income	<90%	90%	100%	140%	>140%

Payout as a % of Performance-Based portion of the Award	0	75%	100%	175%	175%

All of the NEOs, except for Ms. Nash, received restricted stock units which are granted to those who are retirement eligible, because of the more favorable tax treatment. The NEOs awarded restricted stock units will receive a pro-rata portion of any unvested restricted stock units upon retirement, while Ms. Nash would forfeit any unvested restricted stock upon retirement. Each restricted stock unit will be settled for one share of our common stock at the time the applicable restrictions lapse, with a portion of these shares withheld to satisfy income and employment tax withholding requirements. Holders of restricted stock units will have no voting or dividend rights prior to settlement of the units for shares of stock. Holders of restricted shares, however, will have voting and dividend rights with respect to those shares from the date of grant except to the extent such restricted shares are forfeited. If the merger with FirstMerit is completed, all of the foregoing awards will become immediately vested. The terms regarding acceleration and forfeiture of these grants are described in more detail in Item 11 “Executive Compensation – Other Potential Post-Employment Payments – Stock Compensation Plan.”

Vesting of 2011 Long-Term Incentive Grant

In May 2011, the Compensation Committee approved long-term incentive grants of restricted stock and restricted stock units subject to PTPP and net income performance targets. Those performance targets were met in 2011 and 2012. The table below shows the number of restricted share or restricted stock units that will vest on May 18, 2013 or earlier upon completion of the merger with FirstMerit.

Named Executive Officer	Performance-Based (at 100% of performance goals)

Cathleen H. Nash	27,500 shares of restricted stock

Lisa T. McNeely	11,500 shares of restricted stock

Mark W. Widawski	10,500 restricted stock units

Judith L. Klawinski	8,750 shares of restricted stock

Raymond E. Green	2,500 restricted stock units

Vesting of 2010 Long-Term Incentive Grant

In May 2010, the Compensation Committee approved long-term incentive grants of restricted stock or stock units which would vest on May 4, 2013, the third anniversary of the grant date. The table below shows the number of restricted shares or restricted stock units that would vest on May 4, 2013 or earlier upon completion of the merger with FirstMerit.

Named Executive Officer	Number of Shares or Restricted Stock Units Vesting
Cathleen H. Nash	16,393 restricted shares
Lisa T. McNeely	2,797 restricted shares
Mark W. Widawski	6,147 restricted stock units
Judith L. Klawinski	5,942 restricted shares
Raymond E. Green	1,950 restricted stock units

On May 14, 2010, Ms. McNeely and Mr. Green received additional grants in light of their increased responsibilities. Those grants will vest on May 14, 2013 or earlier upon the completion of the merger with FirstMerit. Mr. Green will receive an additional 3,043 restricted stock units and Ms. McNeely will receive an additional 1,087 restricted shares. Ms. McNeely also received an additional grant of 8,310 restricted shares on August 4, 2010 as part of her appointment as chief financial officer and such shares will vest on August 4, 2013 or earlier upon the completion of the merger with FirstMerit.

Retirement and Other Benefits

Qualified Plan

We maintain the Citizens Republic Bancorp Amended and Restated Cash Balance Pension Plan for Employees, or the Qualified Plan, which provides funded, tax-qualified retirement benefits up to the limits on compensation permitted under the Internal Revenue Code. The Qualified Plan is a cash balance pension plan that was frozen effective December 31, 2006. The accrual of future benefits under the Qualified Plan, other than the accrual of interest, has ceased so that pay and service after December 31, 2006 will not increase benefits payable under this plan although post-2006 service will count towards vesting requirements for benefits already accrued.

Benefits payable under the Qualified Plan are paid in the form of a lump sum or an equivalent annuity immediately following retirement and the attainment of age 55 with 3 years of service or prior to age 55 with at least 10 years of service. All of our NEOs earned an interest credit benefit under the Qualified Plan in 2012. As of the end of 2012, all of our NEOs have earned a vested interest in the Qualified Plan (completed at least 3 years of credited service). The present value of accumulated benefits under the Qualified Plan for each Named Executive Officer is disclosed in the “Pension Benefits” table and the change in those benefits during 2012 is disclosed in the “Summary Compensation Table.”

401(k) Plan

All of our NEOs participated in our 401(k) plan in 2012. Prior to August 2009, we matched up to 4% of eligible compensation per year. In 2009, the Compensation Committee, pursuant to a recommendation by Ms. Nash, eliminated the 401(k) matching benefit based in part on our corporate performance during the year and in an effort to accelerate our financial performance toward profitability. At the recommendation of Ms. Nash, the Compensation Committee determined to reinstate matching contributions of up to 2.5% of eligible compensation per year beginning January 1, 2012.

The terms of the 401(k) plan permit the Compensation Committee to make a discretionary contribution to the 401(k) plan on behalf of each eligible employee, regardless of participation in the 401(k) plan. The Compensation Committee and the board determined, however, that there would be no contribution for 2012 in an effort to continue maintaining our profitability.

Deferred Compensation Plan

Ms. Nash, Ms. Klawinski and Mr. Green participate in our Deferred Compensation Plan for Executives, or Deferred Compensation Plan. Under our Deferred Compensation Plan, we may make matching contributions in the form of our common stock, not to exceed 30% in value of the participant’s own contribution. The Compensation Committee has the discretion to determine whether to make matching contributions but to date has not made any matching contributions under the Deferred Compensation Plan.

Executive Perquisites and Benefits

We do not provide our NEOs with executive perquisites of benefits other than what is available to our staff members in general.

In compliance with the CPP, the Compensation Committee adopted an excessive or luxury expenditures policy, which prohibits excessive or luxury expenditures of our funds on entertainment or events, office or facility renovation, aviation or other transportation services, or other similar items, activities, or events, if such expenditures are not reasonable expenditures for staff development, reasonable performance incentives, or other similar measures conducted in the normal course of the operation of our business. The policy is accessible on the Corporate Governance page of the Investor Relations section of our website at www.citizensbanking.com.

Employment Agreements

In connection with Ms. Nash’s appointment as our president and chief executive officer in 2009, we entered into a letter agreement with Ms. Nash. The Compensation Committee proposed the initial terms based on market and peer group data and taking into account Ms. Nash’s relevant experience. The Compensation Committee negotiated the final terms of the letter agreement with Ms. Nash, which are designed to be competitive and motivate Ms. Nash to focus on our long-term growth and profitability. This agreement is described in more detail in Item 11 “Executive Compensation – Other Potential Post-Employment Payments – Nash Letter Agreement.”

Employment Termination Severance Benefits

We provide our NEOs with severance benefits upon termination of employment in connection with a change in control of Citizens and in certain other circumstances as deemed appropriate by the Compensation Committee. Each of our NEOs is entitled to benefits upon termination in connection with a change in control pursuant to our Amended and Restated Change in Control Agreement, or Change in Control Agreement. The Compensation Committee believes it is important to provide this protection in order to ensure our NEOs will remain engaged and committed to us during an acquisition of the Corporation or other transition in management. Each Change in Control Agreement provides for severance benefits in a lump sum payment equal to two times (or in the case of Ms. Nash three times) the Named Executive Officer’s annual base salary immediately prior to the change in control plus two times (three times in the case of Ms. Nash) the average of the annual bonuses paid to the Named Executive Officer in the last three full calendar years of employment under our MIP.

In addition, we may negotiate severance benefits with other individual executives upon termination in other circumstances when the Compensation Committee deems appropriate. Ms. Nash’s letter agreement provides that she will be entitled to two years of base salary plus outplacement services if her employment is terminated by the Corporation without cause that is not in connection with a change in control. These benefits and arrangements are described in detail in Item 11 “Executive Compensation – Other Potential Post-Employment Payments.”

Due to our participation in the CPP, as long as the TARP Preferred shares remain outstanding, we are generally not permitted to pay amounts to our NEOs and our next five highest paid employees for a change in control of the Corporation or their departure from the Corporation for any reason other than death or disability, except payments for services performed or benefits accrued and payments pursuant to qualified retirement plans or that are required by applicable law.

Based on questions raised by management in late 2011, the Compensation Committee in early 2012 conducted a thorough review of the terms of the existing Change in Control Agreements with the assistance of its consultant, Pearl Meyer. Based on that review, the Compensation Committee determined (i) that the after tax net payment to certain executives under the Change in Control Agreements was not comparable to the terms of agreements in place at similarly situated financial institutions not subject to CPP-related compensation restrictions, and (ii) to update the Change in Control Agreements accordingly as soon as practicable after the TARP Preferred stock was repurchased and when applicable Treasury regulations would allow. The Compensation Committee believed that it was important to maintain change in control agreements similar to those of other comparable financial institutions not subject to CPP-related compensation restrictions to the extent permitted under applicable Treasury regulations to retain management and preserve the value of Citizens’ franchise. In light of discussions concerning a potential strategic combination, and the Compensation Committee’s desire to incent Citizens’ management to stay through a transition period in the event of a strategic transaction, the Compensation Committee in the summer of 2012 determined to prepare a template change in control agreement for this purpose. The template agreement was finalized following discussions between representatives of the boards of Citizens and FirstMerit and will be executed by FirstMerit with the NEOs after completion of the merger and its purchase of the TARP Preferred shares from Treasury. For a summary of the material differences from the Change in Control Agreements now in effect, see Item 11 “Executive Compensation—Change in Control Agreements.”

Capital Purchase Program

As long as the TARP Preferred shares remain outstanding, we are subject to various restrictions on our ability to compensate our senior executives, including the NEOs, imposed by the Emergency Economic Stabilization Act of 2008, or EESA, the American Recovery and Reinvestment Act, or ARRA, and the Treasury regulations issued thereunder. These restrictions on executive compensation significantly affect our executive compensation program, and include, among others:

•

A prohibition on paying or accruing any bonuses, retention awards, or incentive compensation to our NEOs and the next 10 most highly compensated employees, other than (i) restricted shares with a minimum two-year vesting period, which are not transferable except to the extent the CPP assistance has been repaid, which have a value on the grant date that is no greater than one-third of the executive’s annual compensation, and which are subject to such other conditions as the Special Master may determine; and (ii) bonus payments pursuant to pre-existing, legally binding employment contracts executed on or before February 11, 2009 and not determined invalid by the Special Master;

•

A prohibition on paying any golden parachute payments (defined as any payment for departure for any reason except for payment for services performed or benefits accrued, and any payment due to a change in control) to our NEOs and the next five most highly compensated employees;

•

A requirement to seek the return of any bonus, retention award, or incentive compensation paid to our NEOs and any of the next 20 most highly compensated employees based on financial statements or performance metrics later determined to have been materially inaccurate;

•	A requirement to ask our shareholders to vote on a non-binding advisory resolution each year to approve the compensation of our NEOs;

•	A prohibition on tax gross-ups for our NEOs and the next 20 most highly compensated employees;

•	A requirement to establish a Corporation-wide policy on excessive or luxury expenditures;

•	A requirement to disclose to the Treasury any perquisites in excess of $25,000 paid or provided to our NEOs or the next 10 most highly compensated employees;

•

A requirement that our Compensation Committee review on a semi-annual basis employee compensation plans to limit any features that would encourage our NEOs to take “unnecessary and excessive risks,” identify and eliminate any provisions in such plans that encourage the manipulation of reported earnings to enhance employee compensation and certify each year in the annual meeting proxy statement that it has done so; and

•

A requirement that our chief executive officer and our chief financial officer provide a written certification as an exhibit to our Annual Report on Form 10-K of compliance with these compensation standards.

The TARP Preferred shares will be repurchased as part of our merger with FirstMerit and we will no longer be subject to CPP limitations on compensation.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code of 1986, or the Code, restricts the ability of publicly traded companies such as ours to deduct executive compensation paid to each of our NEOs in excess of $1,000,000 in annual compensation. In years when the preferred shares issued to Treasury under the CPP are not outstanding, certain performance-based compensation is deductible, if it complies with various conditions described in Section 162(m). The Stock Compensation Plan and its predecessor plans contain provisions intended to allow certain performance-based pay to be deductible. However, while our CPP obligations are outstanding, the $1,000,000 annual federal compensation deduction is reduced to $500,000 and the performance-based compensation exemption is not applicable.

Our compensation program will result in payments from time to time that are subject to these restrictions on deductibility, but we do not believe the effect of these restrictions on us is currently material. While the Compensation Committee generally attempts to maximize tax deductibility of all compensation it believes that it may be appropriate to exceed the limitation on deductibility to ensure that executive officers are compensated in a manner that is consistent with our best interests, the best interests of our shareholders and our executive compensation philosophy and objectives, and we reserve the authority to approve non-deductible compensation in appropriate circumstances.

Stock Ownership Guidelines

Since September 2002, we have maintained common stock ownership guidelines for our executive officers. We believe that it is important for executive officers to own our common stock to ensure that their financial interests are directly aligned with those of our shareholders.

Under our stock ownership guidelines, the chief executive officer is required to hold 100,000 shares of our stock, and is provided a period of three years to attain such ownership level. The other NEOs whose base salaries are $250,000 or more are required to hold at least 30,000 shares of our common stock, and those NEOs whose base salaries are less than $250,000 are required to hold at least 10,000 shares of our common stock. The NEOs have five years from their date of appointment to attain such ownership.

Shares owned through our 401(k) plan, by the officer’s spouse or other family members, by controlled trusts, as Stock Salary, and unvested shares of restricted stock and restricted stock units, in addition to shares owned outright are included in the officer’s ownership for purposes of this guideline. The corporate governance and nominating committee is responsible for monitoring compliance with these guidelines and receives periodic updates from management with regard to progress towards complying with the guidelines. The table below shows the stock ownership of our NEOs as of February 15, 2013.

Name	Shares Owned	401(k) Shares	Stock Salary	Restricted Shares	Restricted Stock Units	Total	Ownership Guideline
Cathleen H. Nash	48,372	-0-	12,514	123,672	-0-	184,558	100,000
Lisa T. McNeely	12,655	-0-	7,887	47,178	14,374	82,094	30,000
Mark W. Widawski	17,003	-0-	3,776	-0-	44,845	65,624	30,000
Judith L. Klawinski	10,006	858	2,573	27,817	11,558	52,812	30,000
Raymond E. Green	3,112	1,338	-0-	-0-	22,765	27,215	30,000

Executive Compensation Clawback Policy

Our general pay-for-performance philosophy means that we will not reward executive officers for performance if we discover that the applicable performance was due to the officer’s fraud or other misconduct. To implement this principle, our board of directors has adopted an Executive Compensation Clawback Policy to allow us in certain circumstances to recover bonus and incentive compensation paid to an executive officer. Under this policy, if the board subsequently determines that, as a result of the executive’s misconduct, we are required to materially restate all or a significant portion of our financial statements for the period for which the compensation was paid, we have the right to require that the executive officer reimburse us for the amount of any related bonus or incentive compensation received, forfeit any vested options or restricted stock, or cancel any related unvested restricted or deferred equity awards granted on the basis of having met or exceeded performance goals if, according to the restated financial statements, such goals were not in fact met or exceeded. In deciding whether to pursue the remedies provided in the policy, the board may consider all relevant facts, including whether the misconduct by the executive officer that caused or partially caused the need for the restatement was negligent, intentional, or gross misconduct. In addition to the remedies provided in this policy, we may dismiss or pursue other legal remedies against the executive officer.

In addition, to comply with the Treasury’s requirements with respect to the CPP, we are required to make cash or equity incentive compensation paid to NEOs and certain other highly compensated employees subject to recovery or “clawback” if the payments are based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Section 304 of the Sarbanes-Oxley Act of 2002 also contains a requirement that the chief executive officer and the chief financial officer forfeit any bonus, incentive-based compensation or equity-based compensation received and any profits from sales of our securities during the twelve month period following an accounting restatement due to our material non-compliance, as a result of misconduct, with any financial reporting requirement under the securities laws.

Compensation And Human Resources Committee Report

In accordance with its written charter adopted by the board of directors, the Compensation Committee determines and implements compensation and benefit systems for our executive officers and other employees.

The Compensation Committee certifies that:

(1)	It has reviewed with the senior risk officers the NEOs’ compensation plans and has made all reasonable efforts to ensure that these plans do not encourage NEOs to take unnecessary and excessive risks that threaten the value of the Corporation;

(2)	It has reviewed with the senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation; and

(3)	It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation to enhance the compensation of any employee.

Risk Review and Assessment Process

As required by ARRA and the Treasury regulations promulgated thereunder, our compensation plans will be reviewed every six months by our Compensation Committee. Our senior risk officer will approve the certification of the plans by considering whether any compensation plans might promote unnecessary risk taking and threaten the value of the financial institution and encourage manipulation of reported earnings, specifically including the following:

•	If there is an appropriate balance between fixed and variable pay;

•	If the maximum annual payouts are reasonable; and

•	If the financial metrics are fair and balanced.

Upon his certification of the plans, the senior risk officer presented the findings to the Compensation Committee. Based on a review of the above factors, the senior risk officer has determined that our compensation plans do not promote or encourage excessive or unnecessary risk taking or encourage the manipulation of reported earnings and his report and conclusion has obtained the consensus and approval of the Compensation Committee.

Below is a list of the Named Executive Officer compensation plans and other employee compensation plans reviewed by the Compensation Committee along with a discussion of the reasons why the compensation plans do not promote or encourage excessive or unnecessary risk taking or encourage the manipulation of reported earnings.

Named Executive Officer Compensation Plans

Plan Name	Reason for Conclusion
Base Salary	Named Executive Officer salaries are fixed amounts determined based upon individual performance and peer group market data and are not based on the performance of the Corporation. While a portion of certain Named Executive Officer salaries is paid in Stock Salary, such amount of Stock Salary received is a fixed dollar amount paid and valued at the end of each pay period. Therefore, our NEOs are not encouraged to take unnecessary or excessive risks that threaten the Corporation’s value or manipulate reported earnings to enhance the compensation of any employee.

2009 Long-Term Incentive Awards	The structure of the awards includes a three-year measurement period that rewards improvement in years two and three over results in the prior year, and the goals have been set on a “pass/fail” basis without a sliding scale that might encourage additional risk taking to increase the size of the incentive. The number of restricted shares to be vested upon satisfaction of the performance goals is also fixed, and the Compensation Committee has no discretion to increase the amounts paid out. In addition, the payout is relatively modest and restricted shares will only have significant value if the market value of the common shares rises significantly, which we believe is not as likely to occur if the Corporation takes unnecessary or excessive risk. The awards made to executives are subject to our Executive Compensation Clawback Policy, reducing the risk that reported earnings might be manipulated. The cash portion of the long-term incentive grants are time-based rather than performance-based and therefore do not encourage unnecessary or excessive risk taking or manipulation of reported earnings.

2010 Long-Term Incentive Grants	The structure of the grant includes a two-year measurement period that rewards attaining certain goals in each year, and the goals have been set on a “pass/fail” basis without a sliding scale that might encourage additional risk taking to increase the size of the incentive. The number of restricted shares or restricted stock units to be vested upon satisfaction of the performance goals is also fixed, and the Compensation Committee has no discretion to increase the amounts paid out. In addition, the payout is relatively modest and restricted shares will only have significant value if the market value of the common shares rises significantly, which we believe is not as likely to occur if the Corporation takes unnecessary or excessive risk. The grants made to executives are subject to our Executive Compensation Clawback Policy, reducing the risk that reported earnings might be manipulated. One-half of the long-term incentive grants are time-based rather than performance-based and therefore do not encourage unnecessary or excessive risk taking or manipulation of reported earnings.

2011 Long-Term Incentive Grants	Forty percent of the grant is performance-based, so that payout is based on attaining cumulative targets over a two-year period. Although the payouts for the performance-based award are on a sliding scale, payouts are capped to discourage excessive risk taking. Also, to the extent applicable, certain executives may be limited in the number of shares earned due to CPP-related limitations. The threshold for payout is 90% of the targets. The grant meets the requirements of the limitations imposed by participating in the CPP. In addition, the payout is relatively modest and restricted shares will only have significant value if the market value of the common shares rises significantly, which we believe is not as likely to occur if the Corporation takes unnecessary or excessive risk. The awards made to executives are subject to our Executive Compensation Clawback Policy, reducing the risk that reported earnings might be manipulated. The remaining sixty percent of the 2011 long-term incentive grants are time-based rather than performance-based and therefore do not encourage unnecessary or excessive risk taking or manipulation of reported earnings.

2012 Long-Term Incentive Grants	Forty percent of the grant is performance-based, so that payout is based on attaining cumulative targets over a two-year period. Although the payouts for the performance-based award are on a sliding scale, payouts are capped to discourage excessive risk taking. Also, to the extent applicable, certain executives may be limited in the number of shares earned due to CPP-related limitations. The threshold for payout is 90% of the targets. The grant meets the requirements of the limitations imposed by participating in the CPP. In addition, the payout is relatively modest and restricted shares will only have significant value if the market value of the common shares rises significantly, which we believe is not as likely to occur if the Corporation takes unnecessary or excessive risk. The awards made to executives are subject to our Executive Compensation Clawback Policy, reducing the risk that reported earnings might be manipulated. The remaining sixty percent of the 2012 long-term incentive grants are time-based rather than performance-based and therefore do not encourage unnecessary or excessive risk taking or manipulation of reported earnings.

Qualified Plan 401(k) Plan Deferred Compensation Plan Change in Control Agreements Country Club Dues and Fees Severance Pay Plan Employment Agreements	Benefits paid pursuant to these programs are generally unrelated to the performance of the Corporation and therefore do not encourage unnecessary or excessive risk taking or the manipulation of reported earnings to enhance the compensation of any employee by our NEOs or other employees.

Other Employee Compensation Plans

Plan Name	Reason for Conclusion
MIP	The MIP provides for incentive-based compensation for certain employees who are not NEOs based on the Corporation’s pre-tax pre-provision profits and its pre-tax ROA. The portion of the award based on PTPP, a key value driver for our business, is capped, discouraging excessive risk taking. PTPP, while a non-GAAP financial measure, is derived from our audited net income figures, and is subject to our stringent internal financial controls mitigating the risk of manipulation. In each case, the amount of the award may be adjusted down based on individual performance, which also reduces the likelihood of excessive risk taking or manipulation. The awards made to executive officers are subject to our Executive Compensation Clawback Policy, reducing the risk that reported earnings might be manipulated.

Core Banking Incentive Plans Corporate Banking Incentive Plans Credit Incentive Plans Wealth Management Incentive Plans	These plans provide for incentive-based compensation to be paid to employees who are not NEOs based on multiple identified factors that drive the portion of our business in which they are engaged. Most of these factors are operational and not directly related to our earnings, and therefore have a low risk of encouraging manipulation of our earnings. Substantially all of the performance factors are inherently structured so that unnecessary or excessive risk taking is either discouraged by the other factors in the mix and operational policies and procedures we have in place, or is irrelevant to the goal. The use of multiple performance measures diversifies the risk associated with a single performance measure. Awards are also subject to downgrade if certain credit metrics are not satisfied, further reducing the likelihood of excessive risk taking relating to lending. Individual performance is measured against the performance measures of the plan and is reviewed monthly at accountability meetings with supervisors and managers. Any unnecessary or excessive risk taking or manipulation of earnings is subject to corrective disciplinary action.

Reward and Recognition Program Fraud Busters Program Business Owner Banking Certificate Program	These programs are generally unrelated to the performance of the Corporation and therefore, do not encourage unnecessary or excessive risk taking or the manipulation of reported earnings to enhance the compensation of any employee by our employees.

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K, or CD&A, for the year ended December 31, 2012. Based on such review and discussion, the Compensation Committee recommended to the board of directors that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2012.

By the Compensation Committee of the Board of Directors:

Lizabeth A. Ardisana, Chairperson

Robert S. Cubbin

William M. Fenimore, Jr.

Stephen J. Lazaroff

James L. Wolohan

Summary Compensation Table

The following table provides compensation information for the last three fiscal years for our chief executive officer, chief financial officer and the three other most highly paid executive officers who were serving as such at December 31, 2012. We refer to these individuals in this Form 10-K as our Named Executive Officers or NEOs. The material terms of plans and agreements pursuant to which certain items set forth below were paid are discussed elsewhere in this Item 11.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Award ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Cathleen H. Nash	2012	1,223,076	100,000	650,000	303	3,750	1,977,129
President & Chief	2011	1,100,000	100,000	550,000	(5,958)	-0-	1,744,042
Executive Officer	2010	813,846	100,000	400,000	398	708	1,314,952

Lisa T. McNeely(6)	2012	477,308	-0-	242,500	1,196	5,548	726,552
Executive Vice President	2011	456,154	-0-	230,000	1,592	-0-	687,746
& Chief Financial Officer	2010	328,051	-0-	225,000	1,570	-0-	554,621

Mark W. Widawski	2012	420,000	24,167	210,000	434	5,478	660,079
Executive Vice President	2011	400,769	24,167	210,000	577	-0-	635,513
& Chief Credit Officer	2010	325,692	24,167	150,000	569	-0-	500,428

Judith L. Klawinski	2012	377,692	26,667	195,000	4,506	5,451	609,316
Executive Vice President	2011	342,308	26,667	175,000	12,408	-0-	556,383
& Director of Core Banking	2010	302,769	26,667	145,000	5,918	-0-	480,354

Raymond E. Green(7)	2012	334,615	-0-	175,000	189	5,558	515,362
Executive Vice President	2011	300,000	-0-	60,000	251	-0-	360,251
& Director of Corporate Banking	2010	262,373	-0-	84,000	248	-0-	346,621

(1)

A portion of the amounts shown in this column reflects the Stock Salary grants made in May 2010, May 2011 and April 2012 as shown in the table below. The number of shares shown in the table below reflect the shares issued net of tax withholding. The terms of these grants are described in Item 11 “Executive Compensation – Compensation Discussion and Analysis – Base Salary.”

	Stock Salary in 2012		Stock Salary in 2011		Stock Salary in 2010
	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares
Cathleen H. Nash	323,077	11,001	200,000	14,375	133,077	10,047
Lisa T. McNeely	125,000	4,388	125,000	9,040	64,135	5,101
Mark W. Widawski	60,000	2,118	60,000	4,322	39,923	3,059
Judith L. Klawinski	40,000	1,437	40,000	2,935	26,615	2,070
Raymond E. Green	-0-	-0-	-0-	-0-	-0-	-0-

(2)

The amounts set forth in this column reflect installments of the cash component of the 2009 long-term incentive award. The cash component of the January 2009 long-term incentive award is paid in three annual installments each January 29th beginning in 2010 if the Named Executive Officer remains employed with us.

(3)

Stock awards consist of restricted shares of common stock and restricted stock units. The amounts shown represent the grant date fair value of each award calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The 2010, 2011 and 2012 awards vest when certain performance-based and time-based restrictions are satisfied. The value reported for the awards is the grant date fair value assuming the probable outcome of such conditions as of the grant date. In determining the grant date fair value, we have used the closing price of our stock as of the close of the market on the grant date and have assumed that all performance conditions will also be met.

(4)	The amounts shown for all NEOs reflect changes in pension values.
(5)	The amounts in this column for 2012 reflect 401(k) matching contributions only. The amounts in this column for 2010 reflect reimbursement of country club dues and fees only.
(6)	Ms. McNeely was appointed as chief financial officer on August 4, 2010.
(7)	Mr. Green was appointed as director of corporate banking and executive officer of Citizens on November 28, 2011.

Grants of Plan-Based Awards

The following table shows the estimated future payout under the grants made in 2012 pursuant to the Stock Compensation Plan.

			Estimated Future Payouts Under Equity Incentive Plans Awards				Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Threshold (#)	Target (#)	Maximum Stock Awards (#)(1)	All Other (#)
Cathleen H. Nash	04/30/2012	(2)	11,558	15,411	26,969		259,984
	04/30/2012	(3)				23,118	390,001
	05/18/2011	(4)				3,043	24,344
	04/25/2012	(5)				7,958	128,283

Lisa T. McNeely	04/30/2012	(2)	4,312	5,749	10,061		96,986
	04/30/2012	(3)				8,625	145,504
	05/18/2011	(4)				1,878	15,024
	04/25/2012	(5)				2,510	40,461

Mark W. Widawski	04/30/2012	(2)	3,734	4,979	8,713		83,996
	04/30/2012	(3)				7,469	126,002
	05/18/2011	(4)				916	7,328
	04/25/2012	(5)				1,202	19,376

Judith L. Klawinski	04/30/2012	(2)	3,467	4,623	8,090		77,990
	04/30/2012	(3)				6,935	116,993
	05/18/2011	(4)				621	4,968
	04/25/2012	(5)				816	13,154

Raymond E. Green	04/30/2012	(2)	3,112	4,149	7,261		69,994
	04/30/2012	(3)				6,224	104,999

(1)	To the extent applicable, CPP-related restrictions may limit the ability of our NEOs to receive the maximum amount of shares listed in this column.
(2)

The grants in this row are the performance-based portion of the 2012 long-term incentive grants described in Item 11 “Executive Compensation – Compensation Discussion and Analysis – Long-Term Incentive Compensation – 2012 Long-Term Incentive Grants” and will not be earned until 2014 and then only if the performance conditions are met, or immediately upon a change in control.

(3)

The grants in this row are the time-based portion of the 2012 long-term incentive grants described in Item 11 “Executive Compensation – Compensation Discussion and Analysis – Long-Term Incentive Compensation – 2012 Long-Term Incentive Grants” and will not vest until 2015, or immediately upon a change in control.

(4)

The grants in this row reflect the shares of Stock Salary received in 2012 from the May 18, 2011 grant (net of withholding). Although these shares are fully earned when paid they are not transferable until the earliest to occur of May 18, 2013 or the death, disability retirement or termination of employment where severance benefits are paid. See Item 11 “Executive Compensation – Compensation Discussion and Analysis – Base Salary – 2012 Base Salary Determinations.”

(5)

The grants in this row reflect the shares of Stock Salary received in 2012 from the April 25, 2012 grant (net of withholding). These shares are fully earned when paid. The amounts exclude an unknown number of shares relating to the remaining portion of the April 2012 Stock Salary grant which are to be valued and paid in 2013 based on market prices prevailing on the respective pay dates. See Item 11 “Executive Compensation – Compensation Discussion and Analysis – Base Salary – 2012 Base Salary Determinations.”

The Stock Compensation Plan, or Stock Plan, under which all equity based awards to NEOs have been made, permits the Compensation Committee to make grants of stock options, stock appreciation rights, restricted stock, restricted stock units and various types of performance-based rights to acquire cash, common shares, other property or a combination thereof to directors and employees of the Corporation. See Item 11 “Executive Compensation – Other Potential Post-Employment Payments – Stock Compensation Plan” for a summary of certain provisions of the Stock Plan relating to termination and change in control.

Outstanding Equity Awards at Year-End

The following table shows all outstanding equity awards held by our NEOs as of December 31, 2012. Market value is based on the closing price of our common stock of $18.97 on December 31, 2012, as reported on the NASDAQ Capital MarketSM.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Cathleen H. Nash	-0-	-0-	-0-	-0-	93,275	1,769,427	42,911	814,022
Lisa T. McNeely	323	-0-	290.15	5/31/2015	45,956	871,785	17,249	327,214
	405	-0-	290.60	5/12/2014
	500	-0-	260.10	5/29/2013
Mark W. Widawski	200	-0-	293.40	6/1/2015	33,142	628,704	15,479	293,637
Judith L. Klawinski	234	-0-	290.15	5/31/2015	28,575	542,068	13,373	253,686
	270	-0-	290.60	5/12/2014
	400	-0-	260.10	5/29/2013
Raymond E. Green	-0-	-0-	-0-	-0-	16,116	305,721	6,649	126,132

(1)

The restricted shares in this column reflect the Stock Salary issued to Ms. Nash, Ms. Klawinski, Ms. McNeely and Mr. Widawski as part of the May 2011 grant and the time-based portion of the 2010, 2011, and 2012 long-term incentive awards granted to NEOs.

The shares received as Stock Salary in 2011, though earned and no longer forfeitable upon issuance, do not become transferable until the earliest to occur of the second anniversary of the grant date, or the death, disability, retirement or termination of employment that would result in benefits being payable under our severance plan. Also, all transfer restrictions will lapse upon a change of control. Those NEOs receiving Stock Salary have voting and dividend rights with respect to the restricted stock so granted prior to the lapse of the transfer restrictions.

The restrictions as to the time-based portion of the 2010, 2011, and 2012 long-term incentive grants will lapse on the third anniversary of the grant date, May 4, 2013, May 18, 2014 and April 30, 2015, respectively, if the Named Executive Officer remains employed by us. If a Named Executive Officer resigns or is terminated for cause, then any unvested restricted stock or restricted stock units will be forfeited. If a Named Executive Officer retires and has received restricted stock units, then the Named Executive Officer will receive a pro-rata portion of any vested restricted stock units, while a Named Executive Officer who retires and has received restricted stock will forfeit any unvested restricted stock. However, if the Named Executive Officer terminates employment due to death, disability, the Named Executive Officer’s position is eliminated or the Named Executive Officer is terminated without cause, then the Named Executive Officer will receive a pro-rata portion of the restricted shares or restricted stock units that have vested as of the date employment terminates. In the event of a change in control, the provisions of our amended and restated change in control agreements would apply and the restricted stock or restricted stock units would be fully vested, subject to limitations imposed by applicable law at the time. Each restricted stock unit will be settled for one share of our common stock at the time the applicable restrictions lapse, with a portion of these shares withheld to satisfy income and employment tax withholding requirements. Holders of restricted stock units will have no voting or dividend rights prior to settlement of the units for shares of stock. Holders of restricted shares, however, will have voting and dividend rights with respect to those shares from the date of grant except to the extent such restricted shares are forfeited.

The restricted shares reflected in this column are scheduled to become vested and/or transferable as follows:

Name	3/23/2013	5/4/2013	5/14/2013	5/18/2013	8/4/2013	5/18/2014	04/30/2015	Total
Cathleen H. Nash	-0-	16,393	-0-	12,514	-0-	41,250	23,118	93,275
Lisa T. McNeely	-0-	2,797	1,087	7,887	8,310	17,250	8,625	45,956
Mark W. Widawski	-0-	6,147	-0-	3,776	-0-	15,750	7,469	33,142
Judith L. Klawinski	-0-	5,942	-0-	2,573	-0-	13,125	6,935	28,575
Raymond E. Green	1,149	1,950	3,043	-0-	-0-	3,750	6,224	16,116

(2)	These shares represent the number of restricted shares or restricted stock units of the performance-based portion of the long-term grants made in May 2011 and April 2012.

A portion of the May 2011 long-term incentive grants is subject to certain performance-based conditions. On May 18, 2013, the restrictions as to the performance-based portion of the award will lapse if the NEO remains employed by us, but only to the extent we have satisfied the PTPP performance condition for fiscal years 2011 and 2012 combined and/or the total net income performance condition for fiscal years 2011 and 2012 combined. Both performance conditions have been met. The restricted shares or restricted stock units meeting the performance-based conditions may not be transferred until the later of May 18, 2013 or the date on which the restricted shares or restricted stock units are no longer subject to the limitations placed on us by our participation in the CPP.

A portion of the April 2012 long-term incentive grant is subject to certain performance-based conditions. On April 30, 2014, the restrictions as to the performance-based portion of the award will lapse if the NEO remains employed by us, but only to the extent we satisfy the pre-tax income performance condition for fiscal years 2012 and 2013 combined. The restricted shares or restricted stock units meeting the performance based condition may not be transferred until the later of April 30, 2014 or the date on which the restricted shares or restricted stock units are no longer subject to limitations placed on us by our participation in the CPP.

With regard to the performance-based portion of the 2011 and 2012 long-term incentive grants, if the Named Executive Officer resigns or is terminated for cause, then any unvested restricted stock or restricted stock units will be forfeited. However, if the Named Executive Officer terminates employment due to death, disability, retirement, or if the Named Executive Officer’s position is eliminated or terminated without cause, then the Named Executive Officer will receive a pro-rata portion of any unvested restricted shares or restricted stock units if the performance targets have been met. For example, if a Named Executive Officer had retired on June 30, 2012 and the performance targets for the 2011 long-term incentive award were met, then the executive officer would receive three-quarters of the restricted shares the officer would have received if the officer had remained employed. In the event of a change in control, the provisions of our amended and restated change in control agreements would apply and the restricted stock or restricted stock units would be fully vested, subject to limitations imposed by applicable law at the time. Each restricted stock unit will be settled for one share of our common stock at the time the applicable restrictions lapse, with a portion of these shares withheld to satisfy income and employment tax withholding requirements. Holders of restricted stock units will have no voting or dividend rights prior to settlement of the units for shares of stock. Holders of restricted shares, however, will have voting and dividend rights with respect to those shares from the date of grant except to the extent such restricted shares are forfeited.

Options Exercised and Stock Vested

The following table shows all stock awards vested and the value realized upon vesting, by NEOs during 2012. None of the NEOs exercised options during 2012.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Cathleen H. Nash	45,204	741,215
Lisa T. McNeely	18,592	333,766
Mark W. Widawski	12,750	209,487
Judith L. Klawinski	10,993	177,946
Raymond E. Green	1,606	26,866

(1)

The table does not show the earned and no longer forfeitable restricted shares granted in 2012 as part of the 2011 Stock Salary grant to Ms. Nash, Ms. McNeely, Mr. Widawski and Ms. Klawinski because, even though the shares are fully earned upon grant, the transfer restrictions do not lapse on those shares until 2013. The restricted shares of our common stock received in 2012 as Stock Salary were as follows: Ms. Nash – 3,043, Ms. McNeely –1,878, Mr. Widawski – 916, and Ms. Klawinski – 621. The terms of the Stock Salary grants are described in more detail under “Outstanding Equity Awards at Year End” table.

(2)

The value realized equals the market value of our common stock on the date that the transfer restrictions lapsed as reported on the NASDAQ Capital MarketSM, multiplied by the number of shares for which the transfer restrictions lapsed.

Non-Qualified Deferred Compensation

We offer executive officers and selected key employees the right to participate in our non-qualified Deferred Compensation Plan. Under the provisions of the plan, the participants may elect to defer up to 50% of their annual base salary and up to 100% of any cash incentive compensation. No executive contributions or matching contributions were made in 2012. The investment options generally available under the Deferred Compensation Plan are the same as those available under the Corporation’s 401(k) plan. As a general rule, amounts deferred and investment returns are required to be distributed no earlier than upon the participant’s termination of employment and shall be made in a single lump sum payment or, if the participant has made an irrevocable election at the time of enrollment, in equal annual installments over the period specified by the participant, not to exceed ten years. The following table shows certain information for NEOs under the Corporation’s non-qualified Deferred Compensation Plan.

Name	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Cathleen H. Nash	3,418	-0-	161,048
Lisa T. McNeely	-0-	-0-	-0-
Mark W. Widawski	-0-	-0-	-0-
Judith L. Klawinski	331	-0-	143,370
Raymond E. Green	779	-0-	46,274

(1)

Executive contributions are reflected as compensation in the appropriate columns of the “Summary Compensation Table,” but earnings and losses on contributions are not reflected in the “Summary Compensation Table” because earnings are not above-market or preferential.

Pension Benefits

The table shows each Named Executive Officer’s number of years of service, present value of accumulated benefit and payments during the year ended December 31, 2012 under each of the plans, which are described in Item 11 “Executive Compensation – Compensation Discussion and Analysis – Retirement Benefits.”

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Cathleen H. Nash	Citizens Republic Bancorp Amended and Restated Cash Balance Pension Plan For Employees	7	10,330	-0-

Lisa T. McNeely	Citizens Republic Bancorp Amended and Restated Cash Balance Pension Plan For Employees	10	40,782	-0-

Mark W. Widawski	Citizens Republic Bancorp Amended and Restated Cash Balance Pension Plan For Employees	8	14,790	-0-

Judith L. Klawinski	Citizens Republic Bancorp Amended and Restated Cash Balance Pension Plan For Employees	34	153,725	-0-

Raymond E. Green	Citizens Republic Bancorp Amended and Restated Cash Balance Pension Plan For Employees	7	6,431	-0-

(1)

The Present Value of Accumulated Benefit is the lump sum value as of December 31, 2012 of the annual pension benefit payable for the Named Executive Officer’s life that was earned as of December 31, 2012. These lump sum values are equal to the accumulated cash balance as of December 31, 2012.

Other Potential Post-Employment Payments

We have entered into certain plans and agreements that require us to provide compensation to NEOs in the event of a termination of employment. Post-employment payments are provided for under the letter agreement with Ms. Nash, the Stock Plan, Change in Control Agreements, and retirement plans. These are described below.

As long as the TARP Preferred remain outstanding, there are limits on the ability to pay termination related or “golden parachute” payments. These limits are described in more detail under “Executive Compensation – Compensation Discussion and Analysis” section in this Item 11.

Nash Letter Agreement

On January 22, 2009, we entered into an agreement with Ms. Nash, our president and chief executive officer. The letter agreement provides that Ms. Nash is employed on an at-will basis and will receive the following:

•	An annual base salary of $600,000;

•

Annual incentive awards under the Management Incentive Plan to the extent that such awards are granted to the executive officers and subject to any restrictions on our ability to pay incentive compensation as long as the TARP Preferred remain outstanding; and

•

A long-term award in 2009 under our Stock Compensation Plan equal to $300,000 in cash and 10,000 shares of restricted stock, with performance-based vesting terms as described under “Executive Compensation – Compensation Discussion and Analysis.”

Her annual salary, incentive compensation and long-term compensation is reviewed annually by the Compensation Committee and approved by the board of directors. Ms. Nash is eligible for other employee benefits and perquisites to the same extent provided to other executive officers. If her employment is terminated without cause other than in connection with a change in control, she will be entitled to two years of salary continuance, plus outplacement services. If her employment terminates due to death or disability, she will be eligible for the same benefits provided to other executive officers. Ms. Nash has agreed to non-compete and non-solicitation covenants expiring two years after her termination of employment, as well as confidentiality and non-disparagement covenants.

Stock Compensation Plan

The Stock Plan permits the Compensation Committee to make grants of stock options, stock appreciation rights, restricted stock, restricted stock units and various types of performance-based rights to acquire cash, common shares, other property or a combination thereof to directors and employees of the Corporation. The Stock Plan provides the following terms with respect to termination of employment or services of a participant holding an option or stock appreciation right, unless otherwise provided in the related grant agreement:

•	If termination occurs for any reason prior to vesting, the right to exercise the option or stock appreciation right terminates and all rights cease;

•

If termination occurs for any reason other than cause, death or disability after vesting, then the participant has the right to exercise the option or stock appreciation right to the extent it was exercisable upon termination until the earlier of three months after termination or the expiration of the option or stock appreciation right;

•

If termination is due to the participant’s death or disability, then the participant or his or her estate may exercise the option or stock appreciation right to the extent it was exercisable upon termination until the earlier of the one year anniversary of employment termination or the expiration of the option or stock appreciation right;

•

If termination is for cause, any unexercised portion of an outstanding option or stock appreciation right (whether or not then vested or exercisable), will immediately terminate and be forfeited as of the date of the cause determination.

The Compensation Committee may, in its discretion, accelerate the participant’s right to exercise an option or stock appreciation right or extend the exercise term, subject to any other limitations in the Stock Plan.

For other awards, the Stock Plan provides that, unless otherwise provided in the related grant agreement, if a participant’s employment or services are terminated for any reason prior to vesting other than death or disability or, in the case of most types of awards, retirement, restricted stock, restricted stock units, performance awards and incentive awards are generally forfeited. If termination is due to death or disability or, in the case of most types of awards, retirement, restricted stock, restricted stock units, performance awards and incentive awards will vest upon termination unless the grant agreement provides otherwise. The Compensation Committee may also waive restrictions in its sole discretion, except with respect to certain performance-based awards intended to qualify for an exemption from the Code Section 162(m) limit on deductibility, restrictions may only be waived in the event of termination due to death, disability or a change in control.

Awards under the Stock Plan are generally subject to special provisions upon the occurrence of a change in control of the Corporation. Under the Stock Plan, the Compensation Committee may provide in a grant agreement or otherwise that upon a change in control transaction (i) all outstanding options or stock appreciation rights immediately become fully vested and exercisable; (ii) any restriction period on any common shares or restricted stock units immediately lapses and the shares become freely transferable subject to any applicable federal or state securities laws; (iii) all performance goals are deemed to have been satisfied and any restrictions on any performance award or incentive award immediately lapse and the awards become immediately payable (either in full or pro-rata based on the portion of the applicable performance period completed); and (iv) awards may be treated in any other way as determined by the Compensation Committee. The Compensation Committee may also determine that upon a change in control, any outstanding option or stock appreciation right be canceled in exchange for payment in cash, stock or other property for each vested share in an amount equal to the excess of the fair market value of the consideration to be paid in the change in control transaction over the exercise price. The Compensation Committee, in its discretion, may provide in a participant’s agreement with respect to an option, stock appreciation right, restricted stock or restricted stock unit award, performance award or incentive award payable in shares that such awards will not be accelerated in the event of a change in control in which the successor company assumes the award.

The term “change in control” has the same definition as in our Change in Control Agreements which is defined below. To the extent any payment subject to Code Section 409A is payable on a change in control, an event will not be considered a change in control with respect to such payment unless it satisfies certain other conditions under Code Section 409A.

The 2011 and 2012 long-term incentive grant agreements provide that with regard to the performance-based portion of the award, if the Named Executive Officer resigns or is terminated for cause, then any unvested restricted stock or restricted stock units will be forfeited. However, if the Named Executive Officer terminates employment due to death, disability, retirement, or if the Named Executive Officer’s position is eliminated or terminated without cause, then the Named Executive Officer will receive a pro-rata portion of any unvested restricted shares or restricted stock units if the performance targets are ultimately met. With regard to the time-based portion of the 2010, 2011 and 2012 long-term incentive grants, if a Named Executive Officer resigns or is terminated for cause, then any unvested restricted stock or restricted stock units will be forfeited. If a Named Executive Officer holding restricted stock units retires, then the holder will receive a pro-rata portion of any unvested restricted stock units. A Named Executive Officer holding restricted stock who retires will forfeit any unvested restricted stock. If a Named Executive Officer’s employment is terminated due to death, disability, elimination of the Named Executive Officer’s position or is terminated without cause, then the Named Executive Officer will receive a pro-rata portion of the restricted shares or restricted stock units that have not yet vested as of the date employment terminates. In the event of a change in control, the restricted stock or restricted stock units would be fully vested, subject to limitations imposed by applicable law at the time.

Change in Control Agreements

We have Change in Control Agreements with each of our NEOs. The agreements provide severance benefits if there is a change in control of the Corporation and each Named Executive Officer’s employment with us is actually or constructively terminated at any time within three months prior to or on the date of such change in control, or within twenty-four months after a change in control. A “change in control” is defined as:

(i)	the acquisition by any person or group of 20% or more of the outstanding common stock in a transaction which has not been approved by a majority of the board of directors;

(ii)	a liquidation or dissolution of the Corporation;

(iii)	a sale of substantially all of the assets of the Corporation;

(iv)	a merger, consolidation or combination in which our shareholders immediately before such a transaction do not continue to control more than 65% of the voting power of the resulting entity; or

(v)	under certain circumstances, a change in a majority of the members of the board of directors within a two-year period.

Our NEOs’ employment will have been constructively terminated following a change in control if:

(i)	there is a significant reduction in the scope of the executive’s authority or in the extent of such executive’s powers, functions, duties or responsibilities;

(ii)	there is a reduction in the executive’s rate of compensation;

(iii)	fringe benefits are not provided to the executive on a basis commensurate with other executives; or

(iv)	there are changes in our executive’s responsibilities, which would require moving such executive’s job outside of lower Michigan.

Each Change in Control Agreement provides for severance benefits of a lump sum payment equal to two times (three times in the case of Ms. Nash) the executive’s annual base salary immediately prior to the change in control (or if higher, the annual base salary on the date the executive’s employment is terminated) plus two times (three times in the case of Ms. Nash) the average of the annual bonuses paid to the executive in the last three full calendar years of employment under our MIP or such comparable plan in which the executive may have participated rather than the highest annual bonus paid to the executive in the last three calendar years.

In addition, the Change in Control Agreements provide our executives:

•

Continued coverage under the medical, dental and life insurance benefit plans for eighteen months after termination, provided the executive does not enter into other employment providing comparable benefits;

•	Transfer of any club memberships;

•	Accelerated vesting of all stock options and restricted stock awards; and

•	Payment of up to $20,000 for outplacement services.

In addition to the standard confidentiality requirements, our executives may not, for a period of two years following termination of employment, accept employment, consult for or otherwise assist any other financial institution, which conducts business from a location within fifty (50) miles of any of our locations.

Due to our participation in the CPP, as long as the TARP Preferred shares remain outstanding, we are generally not permitted to pay amounts to our NEOs and certain other employees for a change in control of the Corporation despite the contractual obligations in our Change in Control Agreements.

Pursuant to the terms of the merger agreement with FirstMerit, after the closing of the merger and FirstMerit’s purchase of the TARP Preferred stock, FirstMerit is obligated under the merger agreement to execute new change in control agreements with each of the former Citizens NEOs that replace the Change in Control Agreements currently in effect. The new change in control agreements are substantially similar to the Change in Control Agreements. The material differences include the following.

•

Each of the new agreements acknowledges that a change in control has occurred as a result of the merger and; therefore, the benefits contemplated by the agreement would be triggered if the executive experiences a separation from service with FirstMerit or one of its subsidiaries as a result of an involuntary termination or a constructive dismissal within 24 months after the effective time of the merger.

•

In the event of a qualifying separation from service, an executive would receive a lump sum severance payment fixed in amount based on the payment formula in the existing agreements assuming Citizens was not subject to TARP.

•

In the event of a qualifying separation from service, an executive would also receive a lump sum payment in an amount equal to the cost, on a net after-tax basis, of continuing the medical, dental and vision insurance benefits for the executive and eligible dependents for 12 or 18 months of COBRA coverage, as applicable.

•

In order to receive benefits under the agreement, an executive would be required to execute an agreement releasing FirstMerit from any claims he or she might have against FirstMerit, Citizens and their respective affiliates.

•

Amounts payable to the executive may be subject to cutback unless, after the executive pays all of the applicable taxes, including any excise taxes in connection with Section 280G of the Code, the net after-tax amount the executive would receive is greater than the amount the executive would have received on a net after-tax basis after having the applicable portion of the executive’s payments cut back. The executives will not be reimbursed for any taxes payable by them in connection with the severance payments.

Retirement Plans

In the event of a termination due to retirement, our NEOs will receive benefits under our retirement plan. The retirement plan is described in detail in “Executive Compensation – Compensation Discussion and Analysis – Retirement Benefits” of Item 11.

Potential Post-Employment Payments Table

The table below represents the lump sum maximum amount each Named Executive Officer would have been eligible to receive upon a change in control or if their employment was terminated under one of the various scenarios described below as of December 31, 2012.

As noted above, we are currently not permitted to pay amounts to our NEOs for departure from the Corporation for any reason other than death or disability.

Named Executive Officer	Quit/ Termination For Cause ($)	Involuntary Termination Not For Cause ($)	Change In Control(1) ($)	Change In Control With Termination ($)	Retirement ($)	Death(2) ($)	Disability(2) ($)
Cathleen H. Nash	-0-	2,620,000	2,346,058	3,578,913	520,596	1,317,169	1,317,169
Lisa T. McNeely	-0-	-0-	1,049,363	1,438,891	249,856	630,026	630,026
Mark W. Widawski	-0-	-0-	850,710	1,332,286	489,521	489,521	489,521
Judith L. Klawinski	-0-	-0-	746,944	1,236,833	193,269	427,735	427,735
Raymond E. Green	-0-	-0-	410,056	917,574	213,571	213,571	213,571

(1)

The amounts shown in this column reflect the value of restricted shares or restricted stock units with respect to which transferability restrictions would have lapsed if a change in control had occurred on December 31, 2012.

(2)

The amounts in this column reflect the pro-rata value of the restricted shares or restricted stock units with respect to which transferability restrictions would have lapsed had the NEOs terminated employment because of death or disability on December 31, 2012.

Compensation of Directors

In 2012, our non-employee directors were compensated as follows:

•	Annual retainer: $20,000.

•	Meeting fee for board and committee meetings: $1,500 if attended in person, $750 if attended by telephone.

•	Non-Executive Chairman: additional $40,000 annual retainer.

•	Chairperson of the audit committee: additional $10,000 annual retainer.

•	Chairperson of the compensation and human resources committee and the risk management committee: additional $7,500 annual retainer.

•	Chairperson of the corporate governance and nominating committee: additional $5,000 annual retainer.

Directors may participate in our directors deferred compensation plan, which allows directors to elect to defer up to 100% of their retainer, meeting and committee fees. The investment options available under the directors deferred compensation plan are the same as those available under our 401(k) plan. As a general rule, amounts deferred and investment returns are required to be distributed no earlier than upon the director’s termination of all directorships with us and our subsidiary. No additional compensation or above market earnings are paid pursuant to this plan. Non-employee directors do not receive perquisites or other personal benefits for their service as a director. Directors who are also our employees do not receive any additional compensation for their service as a director.

The following table provides information regarding compensation that was paid to the individuals who served as our directors during 2012, other than Ms. Nash. As a Named Executive Officer, Ms. Nash’s compensation is included in Item 11 “Summary Compensation Table”.

Name	Fees Earned or Paid in Cash(1) ($)	Total ($)
Lizabeth A. Ardisana	48,500	48,500
George J. Butvilas	53,000	53,000
Madeleine L. Champion	39,500	39,500
Robert S. Cubbin	69,000	69,000
William M. Fenimore, Jr.	42,500	42,500
Gary J. Hurand	48,500	48,500
Benjamin W. Laird	48,500	48,500
Stephen J. Lazaroff	56,750	56,750
Kendall B. Williams	48,250	48,250
James L. Wolohan	106,500	106,500

(1)

In April, 2012, Ms. Champion received her $20,000 retainer fee in the form of 1,185 shares of our common stock. The number of shares was based on the closing price per share on the NASDAQ Capital Market on April 30, 2012, the date of the grant and such shares were fully vested upon grant.

Prior to 2008, as part of our standard non-employee director compensation arrangement, we made awards to our directors either in the form of restricted common shares or stock options. The table below sets forth for each director the number of options held as of December 31, 2012. All prior grants of restricted stock held by the directors have vested.

Name	Options Outstanding (#)
Lizabeth A. Ardisana	342
George J. Butvilas	-0-
Madeleine L. Champion	-0-
Robert S. Cubbin	-0-
William M. Fenimore, Jr.	-0-
Gary J. Hurand	-0-
Benjamin W. Laird	592
Stephen J. Lazaroff	592
Kendall B. Williams	592
James L. Wolohan	592

Compensation Committee Interlocks and Insider Participation

There were no interlock relationships involving members of the Compensation Committee in 2012, nor were there any transactions involving Citizens in which any member of the Compensation Committee or any member of their immediate family had a direct or indirect material interest. The members of the Compensation Committee are Lizabeth A. Ardisana, Robert S. Cubbin, William M. Fenimore, Jr., Stephen J. Lazaroff and James L. Wolohan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain Beneficial Owners

The table below includes all of our shareholders that we know to beneficially own more than five percent of our common stock as of December 31, 2012, unless otherwise indicated.

Name and address of	Common Stock Beneficially	Investment Power			Voting Power			Common Stock Beneficially Owned as a Percentage of Outstanding Common
Beneficial Owner	Owned	Sole	Shared	None	Sole	Shared	None	Stock
AQR Capital Management, LLC Two Greenwich Plaza Third Floor Greenwich, CT 06830(1)	3,015,877	-0-	3,015,877	-0-	-0-	3,015,877	-0-	7.5%

BlackRock, Inc. 40 East 52nd Street New York, NY 10022(2)	2,127,994	2,127,994	-0-	-0-	2,127,994	-0-	-0-	5.3%

The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355(3)	2,101,845	2,045,700	56,145	-0-	57,545	2,044,300	-0-	5.2%

(1)	The information furnished for AQR Capital Management, LLC is based upon information contained in the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2013.
(2)	The information furnished for BlackRock, Inc. is based upon information contained in the Schedule 13G filed with the Securities and Exchange Commission on January 30, 2013.
(3)	The information furnished for The Vanguard Group is based upon information contained in the Schedule 13G filed with the Securities and Exchange Commission on February 12, 2013.

The Department of the Treasury, United States Department of the Treasury, 1500 Pennsylvania Avenue, NW, Washington D.C. 20220, holds all of the outstanding 300,000 shares of the TARP Preferred stock.

Management

The following table reflects the beneficial ownership of our common stock as of February 15, 2013 by:

•	Each current director;

•	Each executive officer named in the “Executive Compensation – Summary Compensation Table,” whom we refer to as our NEOs; and

•	Our current directors and all executive officers as a group.

The information in the table has been obtained from these individuals and is reported in accordance with the applicable rules of the Securities and Exchange Commission, or Commission. Under these rules, a person is deemed to beneficially own stock if they have or share the power to vote or dispose of the stock or have the right to acquire the power to vote or dispose of the stock within the next 60 days. As a result, the amounts shown in the table do not necessarily reflect stock ownership for any purpose other than compliance with the Commission’s reporting requirements.

Name	Common Stock Beneficially Owned(1)	Sole Voting and Dispositive Power	Shared Voting and Dispositive Power	Common Stock Beneficially Owned as a Percentage of Outstanding Common Stock
Lizabeth A. Ardisana	7,065	7,065	-0-	*
George J. Butvilas	26,982	26,982	-0-	*
Madeleine L. Champion	2,182	2,182	-0-	*
Robert S. Cubbin	14,489	14,489	-0-	*
William M. Fenimore, Jr.	11,200	11,200	-0-	*
Raymond E. Green	5,599	5,599	-0-	*
Gary J. Hurand	61,678	12,574	49,104	*
Judith L. Klawinski	42,158	42,158	-0-	*
Benjamin W. Laird	7,278	7,278	-0-	*
Stephen J. Lazaroff	19,455	19,455	-0-	*
Lisa T. McNeely	68,948	68,948	-0-	*
Cathleen H. Nash	184,558	184,558	-0-	*
Mark W. Widawski	20,979	20,979	-0-	*
Kendall B. Williams	8,318	8,247	71	*
James L. Wolohan(2)	39,775	39,775	-0-	*
All current directors and executive officers as a group (23 persons)	620,685	571,061	49,624	1.5%

*	Represents holdings of less than one percent.

(1)

The following table shows the number of shares included in the column that (1) may be acquired upon exercise of options which are exercisable or become exercisable on or before April 17, 2013, (2) are unvested restricted shares that vest on or before April 17, 2013, (3) are unvested restricted stock units that vest on or before April 17, 2013 or (4) are pledged by the owner as security. Vesting provisions for the restricted shares are described in the “Executive Compensation – Outstanding Equity Awards at Year-End” table in Item 11.

Name	Options	Restricted Shares	Restricted Stock Units	Pledged Shares
Lizabeth A. Ardisana	342	-0-	-0-	-0-
George J. Butvilas	-0-	-0-	-0-	-0-
Robert S. Cubbin	-0-	-0-	-0-	-0-
Madeleine L. Champion	-0-	-0-	-0-	-0-
William M. Fenimore, Jr.	-0-	-0-	-0-	-0-
Raymond E. Green	-0-	-0-	1,149	-0-
Gary J. Hurand	-0-	-0-	-0-	-0-
Judith L. Klawinski	904	30,390	-0-	-0-
Benjamin W. Laird	592	-0-	-0-	-0-
Stephen J. Lazaroff	592	-0-	-0-	-0-
Lisa T. McNeely	1,228	55,065	-0-	-0-
Cathleen H. Nash	-0-	136,186	-0-	-0-
Mark W. Widawski	200	3,776	-0-	-0-
Kendall B. Williams	592	-0-	-0-	-0-
James L. Wolohan	592	-0-	-0-	-0-
All current directors and executive officers as a group (23 persons)	10,559	294,747	1,149	-0-

The shares shown for Mr. Green, Ms. Klawinski, Ms. McNeely, and Mr. Widawski do not include 21,616, 11,558, 14,374, and 44,845 restricted stock units, respectively, that have not yet vested and will not vest within the next 60 days.

(2)

The shares shown for Mr. Wolohan do not include 3,169 shares held by the Wolohan Family Foundation, of which Mr. Wolohan is a director, or 2,150 shares held in trusts for Mr. Wolohan’s nieces and nephews of which Mr. Wolohan is a trustee. Mr. Wolohan disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

Citizens has a stock-based compensation plan authorizing the granting of incentive and nonqualified stock options, restricted stock awards, restricted stock units, and performance awards to employees and non-employee directors up to a maximum of 2.4 million shares. At December 31, 2012, Citizens had 950,248 shares of common stock reserved for future issuance under the current plan.

In conjunction with the Republic merger in 2006, Citizens assumed Republic’s active stock-option plans which had previously been approved by Republic’s shareholders. Citizens has not made any awards under the assumed plans and treats these plans as if they are terminated as to future grants.

The following table sets forth, with respect to all of the stock-based compensation plans, (a) the number of shares of common stock to be issued upon the exercise of outstanding options, (b) the weighted average exercise price of outstanding options, and (c) the number of shares remaining available for future issuance, as of December 31, 2012.

At December 31, 2012

Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	117,210	(1)	276.94	950,248

(1)

Options for 53 Citizens common shares with a weighted-average exercise price of $227.33 per share were outstanding under the assumed Republic plans as of December 31, 2012 and are included in the table.

Proposed Change in Control

On September 13, 2012, FirstMerit Corporation and Citizens Republic Bancorp, Inc. announced a strategic business combination in which Citizens will merge with and into FirstMerit pursuant to an Agreement and Plan of Merger, dated as of September 12, 2012, by and between FirstMerit and Citizens. Under the terms of the merger agreement, holders of Citizens common stock will have a right to receive 1.37 shares of FirstMerit common stock for each share of Citizens common stock held immediately prior to the merger. The merger is subject to customary closing conditions, including the receipt of approval of bank regulators and the shareholders of Citizens and FirstMerit.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2012, our banking subsidiary had, and expects to have in the future, banking transactions, in the ordinary course of business, with directors, officers and their associates. These transactions were made on substantially the same terms, including interest rate charges and collateral requirements, as comparable transactions are made with unrelated parties prevailing at the time of such transactions and did not involve more than the normal risk of collectability or present other unfavorable features. All credit transactions involving directors and executive officers are reviewed and, when required, approved by the board of directors. None of these loans is currently disclosed as non-accrual, past due, restructured or as a potential problem in this Annual Report on Form 10-K.

We maintain a written policy requiring the pre-approval by the board of directors of all lending transactions between us and executive officers and directors in compliance with Federal Reserve Regulation O. Although we do not have a written policy with regard to the approval of other transactions between us and our executive officers and directors, any such transactions constituting a perceived conflict of interest under our code of ethics or applicable law, or that would require disclosure in our annual meeting proxy statement, are generally discouraged. To the extent any such transaction were proposed, those individuals would report any such transaction to the chief executive officer, the general counsel or the chairman of the board and if a decision were made to proceed, the transaction would be submitted for approval to the board and to a committee of independent directors in accordance with our code of ethics, applicable law and applicable NASDAQ Marketplace Rules.

Our board of directors has determined that, except for Ms. Nash, all of our directors, including all the committee members, are “independent directors” as defined in NASDAQ Marketplace Rule 5605.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2012, Ernst & Young LLP, or E&Y, performed audit and audit related services for us, which included examination of our consolidated financial statements, and consultation with us and our subsidiary on accounting and reporting matters.

Audit Fees. E&Y billed us a total of $1,246,990 and $1,071,295 during 2012 and 2011, respectively, for professional services in connection with the audit of our annual financial statements and the review of the quarterly financial statements during each such year. The amounts shown for 2012 and 2011 include fees relating to the audit of our internal controls over financial reporting.

Audit Related Fees. In 2012 and 2011, E&Y billed us a total of $42,000 and $55,000, respectively for assurance and related services that were related to the performance of the audit and review of the financial statements, including audits of our benefit plans.

Tax Fees. In 2012 and 2011, E&Y billed us a total of $44,120 and $22,320, respectively for tax compliance, tax advice and tax planning services.

All Other Fees. In 2012 and 2011, E&Y billed us a total of $1,995 each year for other services rendered during 2012 and 2011. These fees related primarily to E&Y’s online accounting research tool.

Our audit committee charter provides that the audit committee of the board of directors shall approve in advance all audit services and permissible non-audit services provided by our independent auditors. The audit committee preapproved all of the services performed by E&Y in 2012.

The audit committee does not consider the provision of the services described above by E&Y to be incompatible with the maintenance of E&Y’s independence.

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

All schedules are omitted-see Item 15(c) below.

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

CITIZENS REPUBLIC BANCORP, INC. (Registrant)

by /s/ Cathleen H. Nash	Date: February 28, 2013
Cathleen H. Nash
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Lisa T. McNeely	Chief Financial Officer	February 28, 2013
Lisa T. McNeely	(principal financial officer)

/s/ Cathleen H. Nash	President and Chief Executive Officer	February 28, 2013
Cathleen H. Nash	(principal executive officer)

/s/ Joseph C. Czopek	Controller and	February 28, 2013
Joseph C. Czopek	Principal Accounting Officer

/s/ Lizabeth A. Ardisana	Director	February 28, 2013
Lizabeth A. Ardisana

/s/ George J. Butvilas	Director	February 28, 2013
George J. Butvilas

/s/ Madeleine L. Champion	Director	February 28, 2013
Madeleine L. Champion

/s/ Robert S. Cubbin	Director	February 28, 2013
Robert S. Cubbin

/s/ William M. Fenimore Jr.	Director	February 28, 2013
William M. Fenimore Jr.

/s/ Gary J. Hurand	Director	February 28, 2013
Gary J. Hurand

/s/ Benjamin W. Laird	Director	February 28, 2013
Benjamin W. Laird

SIGNATURES (continued)

/s/ Stephen J. Lazaroff	Director	February 28, 2013
Stephen J. Lazaroff

/s/ Kendall B. Williams	Director	February 28, 2013
Kendall B. Williams

/s/ James L. Wolohan	Chairman of the Board	February 28, 2013
James L. Wolohan

EXHIBIT INDEX

The following exhibits are filed as part of this report, or were previously filed and are incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Citizens’ Commission file number is 001-33063.

Exhibit No.	Exhibit
2.3	Stock Purchase Agreement, dated as of January 29, 2010, by and between Citizens Republic Bancorp, Inc. and Great Western Bank (Citizens’ Form 8-K filed February 2, 2010).

2.4	Agreement and Plan of Merger, dated September 12, 2012, by and between FirstMerit Corporation and Citizens Republic Bancorp, Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request) (Citizens Form 8-K filed September 14, 2012).

3.1	Amended and Restated Articles of Incorporation of Citizens Republic Bancorp, Inc., as amended as of July 1, 2011 (Citizens’ 2011 Second Quarter Report on Form 10-Q).

3.2	Bylaws of Citizens Republic Bancorp, Inc., amended and restated as of September 24, 2009 (Citizens’ 2009 Third Quarter Report on Form 10-Q).

4.2	Indenture, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and JP Morgan Chase Bank, as Trustee (Citizens’ registration statement on Form S-4, registration no. 333—104472).

4.3	Registration Rights Agreement, dated as of January 27, 2003 among Citizens Republic Bancorp, Inc. and Morgan Stanley, Keefe, Bruyette & Woods, Inc., Robert W. Baird & Co., Credit Suisse First Boston, Fahnestock & Co. Inc., Howe Barnes Investments, Inc. and McDonald Investments, as Initial Purchasers (Citizens’ registration statement on Form S-4, registration no. 333-104472).

4.4	Floating Rate Junior Subordinated Deferrable Interest Debentures dated as of June 26, 2003 (Citizens’ 2003 Second Quarter Report on Form 10-Q).

4.13	Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association, as Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.14	First Supplemental Indenture, dated October 3, 2006, between Citizens Republic Bancorp, Inc. and U.S. Bank National Association as Trustee (Citizens’ Current Report on Form 8-K filed on October 3, 2006).

4.15	Amended and Restated Trust Agreement, dated October 3, 2006, among Citizens Republic Bancorp, Inc., U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, and Administrative Trustees named therein (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.16	Guarantee Agreement, dated October 3, 2006, between Citizens Republic Bancorp, Inc. as Guarantor and U.S. Bank National Association as Guarantee Trustee (Citizens’ Current Report on Form 8-K filed October 3, 2006).

4.19	Warrant to purchase common stock, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

EXHIBIT INDEX (continued)

Exhibit No.	Exhibit
10.9*	Citizens Republic Bancorp, Inc. Amended and Restated Section 401(k) Plan (Citizens’ registration statement on Form S-8, registration no. 333-09455).

10.13	Amended and Restated Declaration of Trust dated as of June 26, 2003 by and among U.S. Bank National Association, as institutional Trustee, Citizens Republic Bancorp, Inc., as Sponsor, and William R. Hartman, Charles D. Christy and Thomas W. Gallagher as Administrators (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.14	Placement Agreement, dated June 16, 2003, between Citizens, Citizens Michigan Statutory Trust I, FTN Financial Capital Markets and Keefe Bruyette & Woods, Inc. (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.15	Guarantee Agreement dated as of June 26, 2003 by and between Citizens Republic Bancorp, Inc. and U.S. Bank National Association (Citizens’ 2003 Second Quarter Report on Form 10-Q).

10.20*	Form of Nonqualified Stock Option Agreement for Non-employee Directors under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the Citizens Republic Bancorp, Inc. Stock Compensation Plan (Citizens’ 2004 Third Quarter Report on Form 10-Q).

10.26*	Form of Stock Option Agreement (Employee Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.27*	Form of Stock Option Agreement (Director Version) (Citizens’ Current Report on Form 8-K filed on June 7, 2005).

10.37*	Form of Restricted Stock Agreement (Employee Version as of May 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.38*	Form of Restricted Stock Agreement (Non-Employee Director Version as of may 2007) (Citizens’ 2007 Second Quarter Report on Form 10-Q).

10.44*	Agreement between Citizens Republic Bancorp, Inc., and Clinton A. Sampson, dated November 4, 2008 (Citizens’ 2008 Third Quarter Report on Form 10-Q).

10.46*	Letter Agreement between Citizens Republic Bancorp, Inc., and the U.S. Department of the Treasury, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed on December 15, 2008).

10.47*	Form of Waiver Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed on December 15, 2008).

EXHIBIT INDEX (continued)

Exhibit No.	Exhibit

10.48*	Form of Consent Executed by William R. Hartman, Charles D. Christy, Cathleen H. Nash, John D. Schwab, and Clinton A. Sampson, dated December 12, 2008 (Citizens’ Current Report on Form 8-K filed December 15, 2008).

10.50*	Letter Agreement dated January 22, 2009, between Citizens Republic Bancorp, Inc. and Cathleen H. Nash (Citizens’ Current Report on Form 8-K filed on January 23, 2009).

10.52*	Form of Long Term Incentive Award Agreement, dated January 29, 2009 (Citizens’ 2009 First Quarter Report on Form 10-Q).

10.54*	Form of Indemnification Agreement with Directors, dated as of September 24, 2009, between Citizens Republic Bancorp, Inc. and each of Lizabeth A. Ardisana, George J. Butvilas, Robert S. Cubbin, Richard J. Dolinski, Gary J. Hurand, Benjamin W. Laird, Stephen J. Lazaroff, Cathleen H. Nash, Kendall B. Williams and James L. Wolohan (Citizens’ 2009 Third Quarter Report on Form 10-Q).

10.55*	Amended and Restated Deferred Compensation Plan for Directors (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2009).

10.56*	Amended and Restated Deferred Compensation Plan for Executives (Citizens’ Annual Report on Form 10-K for the year ended December 31, 2009).

10.57*	Citizens Republic Bancorp, Inc. Stock Compensation Plan (Amended, Restated and Renamed Effective March 19, 2010) (Citizens’ Form 8-K filed on may 10, 2010).

10.58	Written Agreement by and among Citizens Republic Bancorp, Inc., Citizens Bank, the Federal Reserve Bank of Chicago, and the Michigan Office of Financial and Insurance Regulation, dated July 28, 2010 (Citizens’ 2010 Second Quarter Report on Form 10-Q ).

10.59*	Form of Salary Stock Agreement with Cathleen H. Nash, Lisa T. McNeely, Mark W. Widawski, and Judith L. Klawinski (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.60*	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Lisa T. McNeely and Judith L. Klawinski relating to 2010 incentive award (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.61*	Form of Long-Term Incentive Restricted Stock Unit Agreement with Mark W. Widawski and Thomas W. Gallagher relating to 2010 incentive award (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.62*	Form of Amended and Restated Change in Control Agreement with Cathleen H. Nash, Lisa T. McNeely, Mark W. Widawski, Judith L. Klawinski and Thomas W. Gallagher (2010) (Citizens’ 2010 Third Quarter Report on Form 10-Q).

10.63*	Amendment to the Amended and Restated Citizens Republic Bancorp, Inc. Deferred Compensation Plan for Executives (Citizens’ 2011 First Quarter Report on Form 10-Q).

10.64*	Amendment to the Amended and Restated Citizens Republic Bancorp, Inc. Deferred Compensation Plan for Directors (Citizens’ 2011 First Quarter Report on Form 10-Q).

10.65*	Form of Long-Term Incentive Restricted Stock Agreement with Cathleen H. Nash, Lisa T. McNeely, and Judith L. Klawinski relating to the 2011 incentive award (Citizens’ 2011 Second Quarter Report on Form 10-Q).

EXHIBIT INDEX (continued)

Exhibit No.	Exhibit

10.66*	Form of Long-Term Incentive Restricted Stock Unit Agreement with Mark W. Widawski and Thomas W. Gallagher relating to the 2011 incentive award (Citizens’ 2011 Second Quarter Report on Form 10-Q).

10.67*	Form of Retainer Stock Agreement for Directors (Citizens’ 2011 Second Quarter Report on Form 10—Q).

10.68*	Form of Long Term Incentive Restricted Stock Agreement with Cathleen H. Nash (April 2012) (Citizens’ 2012 Second Quarter Report on Form 10-Q)

10.69*	Form of Long Term Incentive Restricted Stock Unit Agreement with Lisa T. McNeely, Mark W. Widawski, Judith L. Klawinski, and Thomas W. Gallagher (April 2012) (Citizens’ 2012 Second Quarter Report on Form 10-Q)

10.70*	Form of Stock Salary Agreement with Cathleen H. Nash, Lisa T. McNeely, Mark W. Widawski, and Judith L. Klawinski (April 2012) (Citizens’ 2012 Second Quarter Report on Form 10-Q)

21	Subsidiary of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Current management contracts or compensatory plans or arrangements.

[THIS PAGE IS INTENTIONALLY LEFT BLANK]